Form 10QSB
period 2001-09-30
SCILABS HOLDINGS INC
filed 2001-11-09
CIK 1126936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER 0-29369

SCILABS HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Delaware	52-2265134

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6380 Wilshire Boulevard, Suite 907 Los Angeles, California	90048

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (323) 658-7199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     On September 30, 2001, there were outstanding 29,339,468 shares of the Registrant’s Common Stock, $0.0001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I
FINANCIAL INFORMATION

Item I. Financial Statements

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

PAGE(S)

INDEPENDENT AUDITORS’ REPORT	3
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet	4
Statements of Operations	5
Statements of Changes in Stockholders’ Equity	6 - 7
Statements of Cash Flows	8
Notes to Financial Statements	9 - 18
SUPPLEMENTARY INFORMATION
Schedule of General, Administrative and Development Expenses	19

JOSEFINA C. DE LA CRUZ, C.P.A.
A Professional Corporation

Josefina C. de la Cruz, CPA	2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA	Santa Ana, CA 92705
Timothy Vo, CPA	Tel. No. (714) 558-8703
Marissa B. Zacarias, IT Manager	Fax No. (714) 558-7940

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
SciLabs Holdings, Inc. and Subsidiaries
Los Angeles, California

We have reviewed the accompanying balance sheets of SciLabs Holdings, Inc. (formerly Team Labs Systems, Group, Inc.) and Subsidiaries (Development Stage Companies), as of September 30, 2001 and 2000, and the related statements of operations, changes in stockholders’ equity and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Sci-Labs Holdings, Inc. and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedule of general and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has no established source of revenue, suffered recurring losses from operations and has a net capital deficiency. These raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California
November 05, 2001

MEMBER — AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS’
SEC PRACTICE GROUP
CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS’
TAX PRACTICE GROUP

SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.) & SUBSIDIARIES
(Development Stage Companies)

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,866	$203,708
Accounts receivable, net (Note 4)	274,823	102,861
Other receivables	1,500	—
Inventories (Note 3)	224,139	272,859
Prepaid expenses	13,578	—

Total current assets	560,906	579,428

PROPERTY & EQUIPMENT, NET (Note 5)	142,896	169,008

OTHER ASSETS
Deposits	13,408	13,408
Patents, licenses & trademarks, net (Note 6)	1,672	1,825

Total other assets	15,080	15,233

TOTAL ASSETS	$718,882	$763,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$715,000	$70,182
Accrued expenses	120,085	153,495
Deposit for stock options	69,478	—
Notes payable (Note 7)	—	643,947

Total current liabilities	904,563	867,624

MINORITY INTEREST (Note 8)	—	—

STOCKHOLDERS’ EQUITY (Note 9)
Common Stock, par value $0.0001 per share; 75,000,000 shares authorized; 29,339,468 shares issued and outstanding	2,934	870
Paid-in Capital	2,429,003	1,464,620
Accumulated Deficit	(2,617,618)	(1,569,445)

Total Stockholders’ Equity	(185,681)	(103,955)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$718,882	$763,669

See accompanying notes and independent auditors’ report.

SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.) & SUBSIDIARIES
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF OPERATIONS
( Unaudited )

	Cumulative
	from 7/23/90 (Date	QUARTER ENDED		NINE MONTHS ENDED
	of Inception) to	SEPTEMBER 30,		SEPTEMBER 30,
	September 30,
	2001	2001	2000	2001	2000

Revenue
Sales	$1,317,451	$324,404	$426,044	$760,385	$426,044
Cost of sales	690,071	185,252	200,062	420,461	200,062

Gross Profit	627,380	139,152	225,982	339,924	225,982

Operating Expenses
Marketing & selling expenses	481,799	65,643	161,454	219,863	161,454
General, administrative and development expenses	2,697,351	321,253	639,277	1,136,007	639,599
Depreciation and amortization	78,580	13,430	26,420	40,085	26,420

Total Operating Expenses	3,257,730	400,326	827,151	1,395,955	827,473

Loss from operations	(2,630,350)	(261,174)	(601,169)	(1,056,031)	(601,491)
Other income (expense)
Interest income	6,049	450	4,385	567	4,385
Rent income	8,845	1,721	1,674	4,747	1,674
Interest expense	(28,599)	(1,467)	(23,668)	(4,931)	(23,668)

Net loss before minority interest	(2,644,055)	(260,470)	(618,778)	(1,055,648)	(619,100)
Net loss allocated to minority shareholders	26,437	750	11,084	7,475	11,084

Net Loss for the period	$(2,617,618)	$(259,720)	$(607,694)	$(1,048,173)	$(608,016)

Basic earnings per share
Net loss per share		$(0.01)	$(0.09)	$(0.05)	$(0.09)

Weighted average shares outstanding		21,431,675	6,870,803	21,431,675	6,870,803

See accompanying notes and independent auditors’ report

SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.) & SUBSIDIARIES
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period July 23, 1990 (Date of Inception) to September 30, 2001
(Unaudited)

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance July 23, 1990	—	$—	$—	$—	$—
Sale of Common Stock	470,000	47	453	—	500
Net Income (loss), December 31, 1990				—	—

Balance, December 31, 1990	470,000	47	453	—	500
Net Income (loss), December 31, 1991				—	—

Balance, December 31, 1991	470,000	47	453	—	500
Net Income (loss), December 31, 1992				—	—

Balance, December 31, 1992	470,000	47	453	—	500
Net Income (loss), December 31, 1993				—	—

Balance, December 31, 1993	470,000	47	453	—	500
Additional Paid in Capital			1,700	(358)	1,342
Net Income (loss), December 31, 1994				—	—

Balance, December 31, 1994	470,000	47	2,153	(358)	1,842
Net Income (loss), December 31, 1995				—	—

Balance, December 31, 1995	470,000	47	2,153	(358)	1,842
Net Income (loss), December 31, 1996				—	—

Balance, December 31, 1996	470,000	47	2,153	(358)	1,842
Share adjustment	(34,800)	(3)	3		—

Balance restated	435,200	44	2,156	(358)	1,842
Additional Paid-in Capital			348,140		348,140
Net Income (loss), December 31, 1997				(349,982)	(349,982)

Balance, December 31, 1997	435,200	44	350,296	(350,340)	—
Net Income (loss), December 31, 1998				—	—

Balance, December 31, 1998	435,200	44	350,296	(350,340)	—
Issuance of stock on February 4, 1999	374,000	37	189,144	—	189,181
Issuance of stock on June 10, 1999	7,500,000	750	—	—	750
Issuance of stock on September 14, 1999	567,332	57	—	—	57
Net Income (loss), December 31, 1999				(189,988)	(189,988)

Balance, December 31, 1999	8,876,532	$888	$539,440	$(540,328)	$—

See accompanying notes and independent auditors’ report.

SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group Inc.) & SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period July 23, 1990 (Date of Inception) to September 30, 2001
( Unaudited )

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 1999	8,876,532	$888	$539,440	$(540,328)	$—
811,250 shares issued, February 1, 2000	811,250	81	—	—	81
811,250 shares issued, March 10, 2000	811,250	81	—	—	81
Share adjustment to reflect reverse stock split 1:50 on September 29, 2000	(10,289,052)	(1,030)	1,030	—	—

Subtotal	209,980	20	540,470	(540,328)	162
4,000,000 shares issued in exchange with TLSI’s 1,000,000 shares, October 11, 2000	4,000,000	400	99,600	—	100,000
4,000,000 shares issued for $725,000, October 11, 2000	4,000,000	400	724,600	—	725,000
500,000 shares issued in exchange for cancellation of indebtedness on October 23, 2000	500,000	50	99,950	—	100,000
Net loss for the year ended December 31, 2000				(1,029,117)	(1,029,117)

Balance, December 31, 2000	8,709,980	870	1,464,620	(1,569,445)	(103,955)
Stock dividend, 2 for 1 on March 16, 2001	17,419,972	1,742	(1,742)	—	—
Adjustment for fractional shares paid	(11,974)	—	—	—	—
2,804,823 shares issued in exchange for cancellation of indebtedness on September 28, 2001	2,804,823	280	841,167	—	841,447
416,667 shares issued in exchange for cancellation of indebtedness on September 30, 2001	416,667	42	124,958	—	125,000
Net loss for the nine months ended September 30, 2001				(1,048,173)	(1,048,173)

Balance, September 30, 2001	29,339,468	$2,934	$2,429,003	$(2,617,618)	$(185,681)

See accompanying notes and independent auditors’ review report.

SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.) & SUBSIDIARIES
(Development Stage Companies)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001
(Unaudited)

	Cumulative
	from 06/03/97
	(Date of Inception	Nine Months Ended
	to
	09/30/01	09/30/01	09/30/00

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,617,618)	$(1,048,173)	$(608,016)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	78,580	40,085	26,420
Provision for bad debts	2,775	2,775
Minority interest in net loss of subsidiaries	(26,437)	(7,475)	(11,084)
Decrease (increase) in:
Accounts receivable	(279,098)	(176,237)	(21,884)
Prepaid expenses	(13,578)	(13,578)	—
Inventories	(224,139)	48,720	—
Increase (decrease) in:
Accounts payable	715,000	644,818	211,720
Accrued liabilities	120,085	(33,410)	—

NET CASH USED BY OPERATING ACTIVITIES	(2,244,430)	(542,475)	(402,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in deposits	(13,408)	—	(15,620)
Purchase of property and equipment	(223,148)	(13,820)	(40,271)

NET CASH USED BY INVESTING ACTIVITIES	(236,556)	(13,820)	(55,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,891,447	322,500	2,415,115
Collection of notes receivable	—	—	100,000
Decrease in deferred financing charges	—	—	27,473
Payment of long-term debt	(963,324)	—	(376,171)
Deposit for stock subscription	69,478	69,478	—
Investment in stocks	—	—	(2,300,000)
Proceeds from issuance of common stock	1,491,927	7,475	1,021,662

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,489,528	399,453	888,079

NET INCREASE IN CASH	8,542	(156,842)	429,344
CASH, BEGINNING OF PERIOD	38,324	203,708	38,324

CASH, END OF PERIOD	$46,866	$46,866	$467,668

See accompanying notes and independent auditors’ report.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 1 — ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of SCILABS HOLDINGS, INC. (The Company, TLSG), and its subsidiaries, Team Lab Systems, Inc. (“TLSI”), Team Labs Corporation (“TLC”). TLSI is a100% subsidiary of the Company and TLC is 55% subsidiary of Team Labs Systems Inc.

SCILABS HOLDINGS, INC., a Delaware corporation was formed on July 23, 1990, under the original name Avanti Ventures, Inc. On February 18, 1994, the Company changed its name to Pegasus Financial Group, Inc. On September 26, 1995, the Company reorganized for the purpose of engaging in the telecommunications industry. Before the reorganization, the Company has been in dormant status and had no assets and no liabilities.

The Company changed its name to Interactive Telephone Network, Inc. In March of 1996, the Company acquired 89% of the common stock of Shared Use Network Services, Inc., (SUNS) Colorado Cooperation, formerly known as The Members Financial Service Bureau, Inc. The principal business activity of SUNS was the provision of high-end advanced features and services in the telecommunications industry. Effective December 31, 1996, the Company transferred it’s interest in SUNS to certain individuals in exchange for a release of all obligations owed by the Company.

On December 28, 1998, the Company changed its name to T. House & Company, Ltd. The Company amended its Articles of Incorporation changing its name to SCILABS HOLDINGS, INC. on August 21, 2000. Subsequent stock issuances are discussed in detail on Note 9.

Team Labs Systems, Inc. (TLSI) became a wholly owned subsidiary of the Company pursuant to a plan and agreement of reorganization dated October 11, 2000. TLSI was organized on July 13, 2000 under the laws of the State of Nevada. TLSI currently has no operations other than its incorporation and investing activities. It is a development stage company as defined in Statement of Financial Standard No. 7 (SFAS 7), “Accounting and Reporting by Development Stage Enterprises.” It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate revenues.

On July 19, 2000, a stock purchase agreement with conditional promissory note was entered into between TLC and TLSI. TLSI acquired approximately 55% of TLC’s issued and outstanding shares. TLC, a majority subsidiary of TLSI, is a Colorado Corporation founded and incorporated in 1994. TLC, an operating company, develops, manufactures and markets classroom hardware, software and curriculum products that facilitate interactive, computer-based science and mathematics education. TLC primarily generates revenues from the sale of Thinkstation Probeware System that includes interface, software, probes and curriculum for science experiments.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts of the Company and all of its wholly owned

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy (continued)

and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of six months or less to be cash equivalents for purpose of reporting cash flows.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out pricing method of purchased inventory. Cost is determined using the average cost-pricing method utilizing standard costs to price its manufactured inventories.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years

Building and improvements	32
Furniture and equipment	5 - 7
Transportation and equipment	5 - 18
Software	3
Tooling and Molds	5

Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

Intangible Assets

Intangible assets consist of patent licenses and trademarks, and unamortized loan fees. Intangible assets are amortized on the straight-line basis over their estimated useful lives or contractual lives as follows:

Trademark	10 years
Patent/Licenses	10 years
Loan Fees	7 years

Year End

The Company and its wholly-owned subsidiary, TLSI have selected December 31 as its year-end. TLC, the Company’s majority-owned subsidiary has selected September 30 as its year-end.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Effective January 1, 2000, TLC has filed for revocation of its Subchapter S election, changed its tax year to September 30, and TLC became a C-Corporation.

Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2 (SFAS 2), “Accounting for Research and Development Costs,” all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Reporting on Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities” provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company’s financial statements.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 3 — INVENTORIES

At September 30, 2001, TLC’s inventories consist of hardware, books, software and parts as follows:

Finished goods	$17,620
Parts and materials	206,519

Total	$224,139

NOTE 4 — ACCOUNTS RECEIVABLE, NET

At September 30, 2001, TLC’s accounts receivable is as follows:

Accounts Receivable	$277,598
Less: Provision for bad debts	2,775

$274,823

1% of total accounts receivable was provided as uncollectible. From inception, the company has not experienced any significant losses related to receivables from its institutional customers and therefore provision for bad debts is minimal.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment at September 30, 2001 are:

	TLC	TLSG	Total

Equipment and software	$177,507	$13,998	$191,505
Furniture and fixtures	19,094	10,820	29,914
Tooling and molds	75,293	—	75,293

	271,894	24,818	296,712
Accumulated depreciation	(149,683)	(4,133)	(153,816)

Property and equipment, net	$122,211	$20,685	$142,896

Depreciation expense for the nine months ended September 30, 2001 amounted to $39,932.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 6 — PATENTS, LICENSES, AND TRADEMARKS

At September 30, 2001 patents, licenses and trademarks consisted of the following:

Patent, Licenses, and Trademarks	$2,028
Accumulated Amortization	(356)

$1,672

Amortization expense for patent, licenses and trademarks ended September 30, 2001 amounted to $153.

NOTE 7 — NOTES PAYABLE

At September 30, 2001, balance of the notes payable to investors and affiliates is zero. All the outstanding balance at September 30, 2001, have been cancelled and applied towards the issuances of common stock.

NOTE 8 — MINORITY INTEREST

On July 19, 2000, a stock agreement with conditional promissory note was entered between TLSI and TLC. TLSI acquired approximately 55% of TLC’s total issued and outstanding shares consisting of two million three hundred seventy seven six hundred eighteen (2,377,618) shares for two million three hundred thousand dollars ($2,300,000). Terms and conditions of the agreement are:

Initial payment was nine hundred thousand dollars ($900,000) and the balance of one million four hundred thousand dollars ($1,400,000) in eighteen installments as set forth in the agreement starting August 30, 2000 until January 30, 2002. The obligation is represented by a non-interest bearing promissory note.

The payments on the promissory note are subject to the realization of the Company’s expected financial projection in the “Business Plan”.

At September 30, 2001, the balance of the conditional note receivable by TLC is $405,107. Other than the minority interest below, all the inter-company accounts, including this promissory note, have been eliminated.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 8 — MINORITY INTEREST (CONTINUED)

Minority interests in TLC consist of 45% of its issued and outstanding common shares including stock options granted and exercised. At September 30, 2001 minority interests consist of:

Common stock, no par value	$234,853
Paid-in capital	135,000
Accumulated deficit	(369,853)

Total Minority Interests	$—

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin NO. 51 (ARB 51), paragraph 15. Losses absorbed by majority interest for the nine months ended September 30, 2001 amounted to $323,533. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

NOTE 9 — STOCKHOLDERS’ EQUITY

The company’s authorized common stock consists of 75,000,000 shares with a par value of $0.0001 per share.

As of December 31, 1998, there were 435,200 shares issued and outstanding, retroactively restated to reflect a 1:100 reverse stock split as of December 28, 1998.

On February 4, 1999, the company issued 374,000 shares (subsequently restated to reflect a 10:1 reverse stock split) for $189,181 cash.

Additional common shares of 8,067,332 and 1,622,500 shares, respectively, were issued at par value of $0.0001 in 1999 and thru June 30, 2000.

On September 29, 2000, a 1 to 50 reverse stock split was effected on the issued and outstanding shares of 10,499,032 shares. After the reverse stock split, at September 29, 2000, the restated number of shares totaled 209,981.

On October 11, 2000, the Company entered into a plan and agreement of reorganization with Team Labs System, Inc. (TLSI) and Team Labs Corporation (TLC). Under the agreement, the Company exchanged 4,000,000 common shares with 1,000,000 shares, representing 100% of TLSI’s issued and outstanding shares.

A stock purchase agreement was entered between the Company and Ridgeway Commercial Ventures, Limited, a foreign corporation. Under the agreement, on October 11, 2000, the Company issued 4,000,000 shares of its common stock at $0.18125 per share (par value $0.0001) for a total consideration of $725,000, towards cancellation of indebtedness to Ridgeway Commercial Ventures, Ltd.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 9 — STOCKHOLDERS’ EQUITY (CONTINUED)

On October 23, 2000, a stock purchase agreement was entered between the Company and Asean Commercial Holdings, Limited (Asean), a foreign corporation, the purchaser. Asean purchased 500,000 shares in cancellation of indebtedness at a price of $0.20 per share for a total aggregate amount not to exceed $100,000 of debt. Asean Commercial is an assignee of an obligation originally owed to Ridgeway Commercial Ventures for $100,000.

The agreement further provides the sale of 9,500,000 common shares to Asean at the price of $.30 per share. Asean’s obligation of $2,850,000 is evidenced by a promissory note payable in installments of not less than $70,000, commencing on or about December 30, 2000 and monthly thereafter until February 28, 2002. For each seventy thousand ($70,000) dollars, SCILABS HOLDINGS, INC. shall deliver 233,333.34 shares of its $.0001 common shares. All of the shares offered and sold under this agreement shall be subject to the rules and regulations under Regulation S of the Securities Act of 1933, as amended. Offers and sales of the securities prior to the expiration of the distribution compliance period of Regulation S (Rule 901 and 905, and Preliminary Notes) shall have offering restrictions imposed.

At September 28 and 30, 2001, payments of $841,447, and $125,000, respectively, were applied against the promissory note owed by Asean in cancellation of indebtedness owed by Scilabs to investors. Total shares issued upon cancellation of indebtedness totaled 2,804,823 shares and 416,667 shares, which are all Regulation S shares. At September 30, 2001, the balance on Asean’s stock purchase agreement is $1,883,553.

On March 15, 2001, a 2 for 1 stock dividend was issued to each stockholder of record as of March 5, 2001 pursuant to a Board resolution dated February 20, 2001. At September 30, 2001 total issued and outstanding common shares is 29,339,468 shares which are designated as follows:

Restricted shares	12,474,630
Regulation S shares	4,728,248
Free trading shares	12,136,590

Total	29,339,468

NOTE 10 — STOCK OPTIONS

The Company does not have a stock option plan except for TLC, a subsidiary, that adopted two stock option plans in December, 1999. Plan 1 is a non-qualified stock option plan intended for key advisors and board members of TLC. Up to 200,000 options may be granted to an individual by the compensation committee at any option price determined by the compensation committee. Plan 2 is an incentive stock option plan for officers and employees. Up to 300,000 options may be granted to an individual at or more than the fair market price at the date of the grant.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 10 — STOCK OPTIONS (CONTINUED)

As of September 30, 2001 total options outstanding are as follows:

	Total Options	Total Options	Options to be	Average Option
	Granted	Exercised	Exercised	Price Per Share

Plan 1	54,324	48,999	5,325	$0.90
Plan 2	225,500	6,375	219,125	$0.42

	279,824	55,374	224,450

     If not exercised, stock options will expire as follows:

Total Option Shares

Plan 1	Plan 2	Expiration Date

1,729	—	2002
—	19,125	2004
—	200,000	2005
3,096	—	2005

4,825	219,125

Based on the maximum options to be granted under the plans, future options to be granted as of September 30, 2001 are as follows:

	Plan 1	Plan 2	Total

Maximum options to be granted	200,000	300,000	500,000
Options granted	54,324	225,500	279,324

Stock options to be granted	145,676	74,500	220,176

     Total deposits for stock options from employees total $69,478.

NOTE 11 — INCOME TAXES

There is no provision for federal and state income taxes for the year ended September 30, 2001 due to the net loss sustained during the period.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 11 — INCOME TAXES (CONTINUED)

The Company’s total deferred tax asset as of September 30, 2001 is as follows:

Estimated Net Operating Loss Carry Forward	$2,644,055

Estimated Current Tax Asset Value of Net Operating Loss Carry Forwards at Current Prevailing Federal Tax Rate	$396,609
Valuation Allowance	(396,609)

Net Deferred Tax Asset	$—

Current Income Tax Expense	$—

Deferred Income Tax Benefit	$—

NOTE 12— SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended September 30, 2001, cash payments for interest amounted to $4,931. There were no payments made for income taxes. At September 30, 2001, total cancellation of indebtedness in exchange for issuance of 3,221,490 common shares total $966,447.

NOTE 13 — COMMITMENTS

The Company and its Subsidiaries lease their corporate offices, laboratory, manufacturing and warehouse facility under several lease agreements. TLSG’s lease, expiring on September 31, 2003 is $1,660 base rent plus a percentage share of property taxes and operating expense. TLC’s lease is $5,125.00 monthly rent and will expire January, 2005. Estimated minimum lease payments are as follows:

Year Ending
December 31	TLSG	TLC	Total

2001 2002 2003 2004 2005	20,066 20,066 15,836 — —	61,000 61,500 61,500 61,500 5,125	81,066 81,566 77,336 61,500 5,125

     Rent expense for the nine months ended September 30, 2001 amounted to $58,192.

SCILABS HOLDINGS, INC. AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

NOTE 14 — GOING CONCERN

These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The accompanying financial statement shows that current liabilities exceed current assets by approximately $343,700 on September 30, 2001. Although one of its subsidiaries, TLC, generates revenue from its operations, TLC is continually suffering from financial losses since its inception. TLC has yet to expand its market and update its product lines to generate profit.

The Company and the other Subsidiary, TLSI do not have established source of revenues sufficient to cover their operating costs and continue as a going concern. Current sources of funds for operating costs of the Company and its Subsidiaries are periodic funding of and advances from its investors. Funding from investors has been set for a specified period. After such period expires, the Company’s only source of fund would be advances from its investors.

NOTE 15 — CONCENTRATION OF RISK

The customers of TLC, the operating company are predominantly public and private school systems throughout North America. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral.

NOTE 16 — OFFICERS’ LIFE INSURANCE

TLC maintains life insurance policies for both of the officers. The policies are reverse split-dollar insurance. Under the provisions of the policies, TLC pays the premium and is designated the beneficiary of the policies. Upon the death of the insured, the officers’ trusts would receive the cash surrender value of the policies and the balance of the benefit will be paid to TLC. As of September 30, 2001, the aggregate face value of the policies is $500,000.

SCI LABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.) & SUBSIDIARIES
(Development Stage Companies)

SCHEDULE OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES
(Unaudited)

	Cumulative from	NINE MONTHS ENDED
	07/23/90 (Date of Inc)	SEPTEMBER 30,
	to September
	30, 2001	2001	2000

Salaries & wages	$1,222,454	$610,184	$369,351
Professional fees	702,568	110,460	58,852
Service contract fees	120,910	114,765	—
Rent	116,506	58,192	43,592
Development expenses	93,470	43,455	16,225
Taxes & licenses	87,593	42,987	22,281
Bank & financial charges	69,128	26,701	41,118
Office expenses	63,326	24,509	19,697
Insurance	59,945	38,334	10,149
Recruiting expenses	44,723	2,080	36,674
Communication expenses	33,711	19,264	8,161
Utilities	23,666	3,470	5,336
Stock transfer fees	17,992	17,145	—
Travel & promotion	9,723	3,851	2,771
Dues & subscription	9,307	4,301	2,216
Pension contribution	7,235	7,235	—
Miscellaneous	15,094	9,074	3,176

	$2,697,351	$1,136,007	$639,599

See accompanying notes and independent auditors’ report.

Item II.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in this Report relative to markets for the products of SciLabs Holdings, Inc. (“Company” or “Registrant”) and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as “believe,” “anticipate,” “expect,” “estimate,” “plan” and “intend” and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company’s actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

     (1)  Results of Operations

     The third quarter ended September 30, 2001 generated $324,404.00 in revenues for the Company, and the nine months ended September 30, 2001 generated $760,385.00 in revenue for the Company, which represents an increase from the same nine month period ended September 30, 2000 which yielded $426,044.00 in revenues.

     The Company incurred selling, general and administrative expenses in the amount of $1,092,552.00 for the nine months ended September 30, 2001, which represents an increase from $623,374.00 for the same period last year. The increase was attributable mostly to salaries and wages and service contract fees at the operating company level. Pursuant to expansion plans for year 2001, Team Labs Corporation hired starting in October 2000 three (3) additional sales people, two (2) sales sub-contractors, a software technician, a software developer, and a software tester.

     In addition, the selling, general and administrative expenses also included those of the parent company and its wholly-owned subsidiary, Team Labs Systems, Inc. These expenses mostly consisted of professional fees for financial, legal and management consultants incurred to comply with reportorial requirements of the Securities and Exchange Commission. The Company is a fully reporting company. It filed a registration statement, Form 10SB12G, on June 27, 2001 and Amended Form 10SB12G on September 27, 2001.

     The accounting system of Team Labs Corporation was upgraded to MAS 90, an advanced system that lends better handling of increased volume of production and operations as well as maintaining audit-ready accounts.

     Net loss per share was at $0.05 for the nine months ended September 30, 2001, compared to $0.09 for the same period last year.

     (2)  Liquidity

     For the nine months ended September 30, 2001, the Company had an accumulated deficit of $2,617,618.00. Investors of the Company advanced funds to the Company for its development operations. As of September 30, 2001, investors have advanced $966,447.00 which had been cancelled in exchange for issuance of 3,221,490 shares of common stock of the Company.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II
OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in the Rights of the Company’s Security Holders

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

     None

Item 6 — Exhibits and Reports on Form 8-K

     (a)  The Articles of Incorporation and by-laws of the company appear in Form 10SB12G filed June 27, 2001 and Amended Form 10SB12G filed September 27, 2001, and are incorporated herein by reference.

     (b)  No reports on Form 8-K were filed during the quarter for which the report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2001	SciLabs Holdings, Inc.

	By:	/s/ Gilbert Cheang

Gilbert Cheang President