Form 10KSB
period 2001-12-31
SCILABS HOLDINGS INC
filed 2002-04-04
CIK 1126936

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ---------------------
                                 FORM 10-KSB
                            ---------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended 2001

       -or-

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

                       COMMISSION FILE NO: 000-32935


                            SCILABS HOLDINGS, INC.
                           ----------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                52-2265134
              ---------                               ------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

	6380 Wilshire Boulevard, Suite 907
            Los Angeles, California                          90048
   ----------------------------------------                  -----
   (Address of principal executive offices)                (Zip code)

Registrant's telephone number: (323) 658-7199

Securities registered pursuant to Section 12(b) of the Act:

     Title:     None
     Exchange:  None

Securities registered pursuant to section 12(g) of the Act:

     Title:     None

Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $236,796.80 ($0.40 as of December 5, 2001 multiplied by 591,992 total common equity owned by non-affiliates as of December 31, 2001).

The number of shares outstanding of the registrant's common stock as of February 28, 2002 is 2,923,449.


                      DOCUMENTS INCORPORATED BY REFERENCE

	There are no annual reports to security holders, proxy or information statements, nor any prospectus [filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933] incorporated by reference with respect to this annual report.

                             TABLE OF CONTENTS

INTRODUCTION & CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS..........................................   5

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS......................................  6

ITEM 2. DESCRIPTION OF PROPERTY...................................... 20

ITEM 3. LEGAL PROCEEDINGS............................................ 20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 21

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 21

     (A) MARKET INFORMATION.......................................... 21
     (B) HOLDERS..................................................... 23
     (C) DIVIDENDS................................................... 24
     (D) RECENT SALES OF UNREGISTERED SECURITIES .................... 25

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.... 26

ITEM 7. FINANCIAL STATEMENTS......................................... 28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.......................... 48

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
        OF THE EXCHANGE ACT.......................................... 48

     (A) DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS............................... 48
     (B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .......... 51

ITEM 10. EXECUTIVE COMPENSATION...................................... 51

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 52

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS............ 52
     (B)  SECURITY OWNERSHIP OF MANAGEMENT........................... 53

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 55

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................ 55

SIGNATURES........................................................... 55

                               INTRODUCTION
                                     &
             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This SEC Form 10K (hereinafter "Annual Report") has been prepared by and on behalf of SciLabs Holdings, Inc., formerly known as TeamLabs Systems Group, Inc. (the "Company" or "Registrant").

     The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Document or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements.

     This Annual Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii)technology advancements as they relate to the communications and consumer electronics industries; and, (iv) the Company's financing plans.

     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on new product development, competition, and technological change.

     The accompanying information contained in this document, including, without limitation, the information set forth under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" identify important additional factors that could materially adversely affect actual results and performance. All of these factors should be carefully considered and evaluated. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statement.

     Any forward-looking statements in this report should be evaluated in light of these important risk factors. The Company is also subject to other risks detailed herein or set forth from time to time in the Company's filings with the Securities and Exchange Commission.


                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (A) BUSINESS DEVELOPMENT

          1.  BACKGROUND

	Registrant was incorporated under the laws of the State of Delaware on July 23, 1990 under the name Avanti Ventures Inc. It was initially incorporated as a general purpose corporation and has conducted only limited business operations. On February 18, 1994, Registrant changed its name to
Pegasus Financial Group, Inc.   Its business purpose was limited to providing
business planning and management consulting services to start up, emerging or development stage companies.

     On September 26, 1995, Registrant changed its name to Interactive Telephone Network, Inc. and reorganized for the purpose of engaging in telecommunications industry. The name change was for aligning the company's name with its telephone network business purpose. Until the reorganization in September 1995, the Company was in dormant status and had no assets and liabilities.

     In furtherance of its telecommunications focus, the Registrant entered into a Plan and Agreement of Reorganization on March 7, 1996 wherein the Registrant acquired 89% of the common stock of Shared Use Network Services, Inc. ("SUNS"), a Colorado corporation, formerly known as The Members Financial Service Bureau, Inc. SUNS was a telecommunications provider with switching facilities in Phoenix, Arizona and provided services including prepaid telephone cards and interactive voice response.

     Pursuant to an Agreement dated December 14, 1998, Capital Consulting of Utah, Inc, a Utah corporation, became controlling shareholder of Interactive Telephone Network, Inc. ("ITN") and agreed to cause the board of directors of ITN to pass a resolution providing for the transfer of all shares of stock of SUNS owned by ITN to Teleswitching, LLC, an Arizona limited liability company. As a result, ITN lost its equity ownership in SUNS, which became owned by Teleswitching, LLC. In the said Agreement, Teleswitching, LLC sold 27,035,660 shares (62.12% of the total outstanding shares) of common stock of the Registrant for $50,000 to Capital Consulting of Utah, Inc.

     On December 31, 1998, the registrant filed articles of amendment to change the name of the company to T.House & Company, Ltd. The name change was in consonance with its acquisition of T.House & Company, a privately-held Delaware corporation, on January 8, 1999. The Registrant defined its purpose as owning and operating upscale restaurants and an executive magazine.

     On September 22, 2000, Registrant changed its name to Team Labs Systems Group, Inc. to align its name with the newly acquired business of Team Labs Corporation. Registrant has a wholly-owned subsidiary known as Team Labs Systems, Inc. which has an agreement to acquire not less than fifty five percent (55%) of Team Labs Corporation.

     On June 29, 2001, Registrant changed its name to SciLabs Holdings, Inc., to stress the holding company nature of its business.

     On November 5, 2001, Team Labs Systems, Inc., the Company's subsidiary, changed in its name to "Science Learning, Inc." in consonance with its business purpose.

     Team Labs Corporation ("Team Labs" or "TLC"), the Registrant's subsidiary, designs and manufactures computer-based data collection products for the classroom that facilitate interactive science and math education. The products, collectively known as "probeware," consist of hardware, software, and curriculum. Probeware allows students to make real-time measurements of physical properties in the laboratory. Team Labs has developed a new probeware product line called ThinkStation (TM), which was designed based upon specific requests from educational customers across the country. Customers of Team Labs are both public and private school systems throughout North America.

     Team Labs probeware systems allow students to develop functional skills in high technology by providing real life applications of the scientific method. By raising the level of understanding among students, our products help to foster higher academic performance, better prepare students for careers in science, and encourage involvement by students who might not otherwise participate in science.

     Team Labs began business in October 1994 when the Personal Science Laboratory (PSL) product line was purchased from IBM Corporation by the core of the IBM group that developed, manufactured and marketed PSL from 1988 to 1994. Team Labs continues to be an IBM Business Partner working closely with the IBM Education Group in Atlanta and Canada.

	Team Labs headquarters is located on the north edge of Boulder, Colorado. The facility provides an excellent environment for all business operations, including administration, manufacturing, and new product development. The facility also houses the Team Labs Training Center.

     Team Labs has developed and continues to protect its intellectual property rights. These intellectual property rights consist of design patents, trademarks and service marks that reflect marketplace "good will" and brand recognition enjoyed by Team Labs products and services, copyright in software, curriculum materials, manuals, and marketing materials, and proprietary information in manufacturing processes.

     The Registrant has no operations itself, but receives revenue, if any via its operating subsidiaries.

	2.  PRODUCTS AND SERVICES

     The following are the products and services of Team Labs that are currently being offered:

     PROBES AND ACCESSORIES - Probes are measurement devices for collecting data on natural phenomena such as pH, light, distance, harmonic motion, and acceleration.

     a. Battery Module - provides portable, rechargeable power for eight hours. It's fully automatic, with rechargeable nickel-metal hydride batteries.

     b. Conductivity Probe - measures the concentration of sea water without dilution.

     c. Digital Heart Rate Monitor - measures heart rate anywhere. It is more reliable than ear lobe sensors because it detects actual electrical signals from the heart.

     d. Distance Probe with Module - works with the Motion and Mechanics (M&M) Module to provide non-contact distance measurements using an ultrasonic sonar transducer (a device actuated by power from one system and supplying power to another device).

     e. Extension Spring Pack - supplements Force Probe or Rotary Motion Probe experiments.

     f. FastGlass pH Probe with Booster - a combination pH electrode that \ utilizes a proprietary glass technology, this technology yields fast response to changes in pH when compared with other glass pH technologies.

     g. Force Probe with Accessory Kit - a rugged, easy-to-use probe that can be used on investigations of Newton's laws, energy storage, impulse, and human physiology. The Force Probe can be positioned vertically and used as a dynamic scale.

     h. HACH Water Analysis Kit - designed specifically for on-site water testing.

     i. Light Probe, Photometric (with filter holders) - used for physiology and biology experiments. The Photometric Light Probe from Team Labs is optically corrected to have a photopic response (that of the human eye).

     j. Light Probe, Radiometric (with filter holders) - used for physical science and physics experiments. The Radiometric Light Probe is optically corrected to have a radiometric response (a flat response from 400 to 1000 nm) by using a nine layer optical filter.

     k.  Microphone Probe - both a sound level meter and a microphone.

     l. MultiFunction pH Probe with Booster - ideal for micro-chemistry, and has an improved temperature range. This probe requires very small samples for pH measurement, such as a single drop of a substance.
         It can measure boiling water, and is easily cleaned with a toothbrush.

     m. Nuclear Science Kit - when used with the ThinkStation SP16 Interface, this kit provides a complete computer-based nuclear science laboratory for the classroom.

     n. Photo Event Probe ("PEP") with LED Source - uses a visible red LED (light emitting diode) light source, making it easier for students to operate the probe. It is fully configurable for photo-timing of objects as small as a thread or as large as a softball. The intensity level of the source adjusts automatically, providing consistent results and allowing measurement of near-transparent objects such as a drop of water.

     o. PEP Laser Source - used for stand-alone laser experiments, or in conjunction with the Photo Event Probe (see description below). The Laser Source can be used in place of the light emitting diode ("LED") source in a Photo Event Probe (see below)to greatly extend the range of separation between the source and receiver.

     p. Precision Picket Fence - The picket fence is designed for use with the Photo Event Probe to provide students with an easy and accurate method of measuring the free-fall acceleration due to gravity.

     q. Rotary Motion Probe 2000 Fast Kit - The Rotary Motion Probe 2000 Fast works like a true motion microscope. It measures both positive and negative angular position (2000 counts per revolution) and linear position. When used with the optional accessory kit, it can perform many of the linear and angular experiments common in physics, with applications in physiology and biology.

     r. Temperature Probe, Extended - For use in conditions of high temperature and corrosive chemicals. The stainless steel tip means no plastic probe covers are required.

     s. Temperature Probe, Standard - with its very fast thermal response, this probe is for use in air, water, or non-corrosive liquids.

     t. Universal Extension Cable - This cable from Team Labs adds six meters to the reach of any Team Labs probe or booster.

     u.  Voltage Leads - Measures voltage quickly and easily.

     PROBEWARE ACTIVITY KITS - Probeware Activity Kits ("PAKs") contain the probes and accessories to support the curriculum (which are sold separately). The following PAKs are available:

     a. Middle School PAKs include in-depth explorations of physical science, life science, and earth science.

     b. The Biology PAKs enable explorations of human physiology and characteristics of the natural world.

     c. Chemistry PAKs give the foundation needed for in-depth study of materials that make up the universe, and the changes they undergo.

     d. Physics PAKs are designed for the modern physics classroom. Hands-on learning and highly accurate measurement give the edge in teaching challenging concepts.

     e. The Integrated Sciences PAKs are the most complete probeware packages of Team Labs. They are designed for labs that teach a variety of sciences, such as biology, chemistry, and physics.

    INTERFACES AND SOFTWARE

     a. ThinkStation is a powerful data acquisition system available for education. The SP16 Interface has a variety of usability features such as automatic probe identification and color-coding. It collects data at a very high speed (289,000 samples per second). It also has a high resolution (16 bit). With ThinkStation, students can perform experiments with ease and precision. Includes Excelerator 2002 software.

     b. ThinkStation SP16 Interface Kit - The kit includes the ThinkStation SP16 Interface, Power Supply, Communications Cable, and Excelerator 2002 software. See individual items above ("probes and accessories") for complete descriptions.

     c. Excelerator 2002 software - This software is included with purchase of ThinkStation Interface Kit or with any Probeware Activity Kit (PAK). Excelerator 2002 sets up an experiment automatically, with Microsoft Excel running in the background.

     d. Power Supply - The Power Supply from Team Labs is a 115 VAC wall mounted, UL listed supply that powers the interface.

     e. Communications Cable - This 1.5 meter shielded RS-232 cable from Team Labs attaches the interface to the 9 pin serial port of the host personal computer ("PC").

     CURRICULA - Team Labs offers solutions for all sciences, grades 6-12 and college, with full length experiments that align with National Science Content Standards.

     a. The Fusion Series (Grade Levels: 6-9) - The Fusion Series curriculum book is designed for middle school students. It includes experiment extensions and rubrics for several assessment methods, such as student/teacher contracts and self/peer evaluation.

     b. Probe-based Biology (Grade Levels: 9-12, College) - Probe-based Biology is an exploration tool for both teacher and students into the biological sciences. This curriculum book includes both student and teacher sections with sample data and calculations (20 activities).

     c. Probe-based Chemistry (Grade Levels: 10-12, College) - Probe-based Chemistry introduces students to the hands-on world of chemistry with a variety of exciting, thematic experiments. Investigations emphasize how chemical concepts are used in the real world. Includes both student and teacher sections with sample data and calculations (20 activities).

     d. Probe-based Physics (Grade Levels: 10-12, College) - Probe-based Physics helps students investigate the physical world, providing easy-to-use activities, quick setup, and appropriate challenge for the high school and college level. Includes both student and teacher sections with sample data and calculations, as well as a performance-based assessment (40 activities).

    TRAINING ON THINKSTATION PRODUCTS - Team Labs offers a variety of training and staff development options to maximize the benefits of using ThinkStation probeware in classrooms.

    Summer Training is held in Boulder, Colorado, home of Team Labs. These hands-on workshops run for two days each session, and provide an excellent way to refresh and extend teachers' understanding of how to use Team Labs probeware.

     Team Labs trainers can travel to school or business to implement cost-effective, personalized staff development.

     3.  PATENTS

     Design patents are filed for unique hardware designs that bring competitive advantage to the marketplace. The Registrant's subsidiary, Team Labs, seeks to be a technical leader in the field of probeware and files design patent applications as appropriate. Team Labs will prosecute any infringements encountered. The actions of competitors are closely monitored to insure that no infringements occur.

     The Registrant considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications, pursuant to the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.'' Through December 31, 2001, hardware design development has been substantially completed concurrently with the establishment of technological feasibility.

     Team Labs has filed design patent applications covering the following:

          -  Rotary Motion Transducer
          -  Distance Sensor
          -  Probe Module
          -  Data Gathering Base Unit

     Design patent applications will be filed for the following:

          -  Booster
          -  Booster Pad

     4.  TRADEMARKS

     Trademarks represent a second valuable category for Team Labs in the form of brand identity and brand recognition.

     Applications for registration for the following marks have been filed:

          -  Team Labs (registered)
          - ThinkStation (intent to use filed, trademark published for comments)
          -  FastGlass pH
          -  Personal Science Laboratory
          -  PSL
          -  PSL Explorer

     Applications for registration for the following marks will be filed:

          -  ThinkStation Excelerator 2000
          -  DataScream
          -  Connect&Go
          -  Adaptive Packet Technology

     The trademarks, such as Team Labs and ThinkStation, represent the trust and reputation of the company's products in the marketplace. Most advertising and marketing dollars enhance the awareness and reputation of these brands and create overall name recognition. Backed by excellent products, these brands have a large value in the market, and will continue to increase as more marketing effort is expended.

     Secondary trademarks of Team Labs identify unique technologies that provide technical benefits to the customer. Examples would be the FastGlass pH probe, Excelerator, DataScream and Connect&Go. Defense of these trademarks helps establish Team Labs as an innovator and technical leader in the field of probeware systems.

     The Team Labs name and logo is a registered trademark of Team Labs. The use of this logo is highly protected by color, shape and placement standards such that it consistently appears in an approved form.

     The ThinkStation product brand and logo may prove to be equally valuable to Team Labs. Field tests of this name have returned high approval and almost instant recognition. The ThinkStation trademark was filed as an "intent to use" prior to first customer shipments. The mark was published in the trademark register in May 2000 and will be promoted to a registered trademark as interstate shipments of the product begin. The ThinkStation logo is perfected by color, style and use standards.

      5.  PROPRIETARY SOFTWARE

     Most of the development budget of Team Labs is devoted to software design and implementation. This software is protected as proprietary information of Team Labs.

     Software is distributed along with a software license agreement. The ThinkStation Excelerator license allows for a single use of the software with a ThinkStation interface, and use on other computers for non-data acquisition analysis. A certificate stating the number of licenses provided with each product shipment is provided in the User Guide along with a registration card.

     6.  COPYRIGHT

     The curriculum materials developed as part of Team Labs probeware systems are protected by copyright. A standard copyright notice is included in each publication. Team Labs owns the copyright on the following:

          CURRICULUM PRODUCTS

               Temperature Experiments
               Motion Experiments
               Ph Experiments
               Light Experiments
               Probe-based Biology
               Probe-based Physics
               Probe-based Chemistry
               Introductory Experiments

          USER MANUALS

               ThinkStation Probeware System User Guide
               PSL Excelerator 99 User Guide

          HELP SYSTEM

               PSL Excelerator 99 Help files
               Excelerator 2000 help files

          MARKETING MATERIALS

               Team Labs 2000 Catalog
               Team Labs 2001 Catalog
               Team Labs 2002 Catalog
               Team Labs web site

          SOFTWARE

               ThinkStation Excelerator 2000
               ThinkStation Excelerator 2001
               ThinkStation SP-16 Interface firmware
               PSL Excelerator 99
               PSL Explorer
               PSL Base Unit microcode
               PSL Digital Multimeter microcode

     7.  GOVERNMENTAL REGULATIONS

     Registrant and its subsidiary, Team Labs, are not subject to any extraordinary governmental regulations.

	8.  MARKETING

     Team Labs markets its products through its website (www.teamlabs.com); catalogue mailing to targeted customer base in the U.S. and catalogue distribution in trade shows and in response to requests by potential customers; attendance in trade shows sponsored by the National Science Teachers Association (NSTA) and American Association of Physics Teachers
(AAPT), as well as local trade shows and technology fairs.

     Since Spring 2001, Team Labs has allowed American 3B Scientific to feature Team Labs data collection probeware products in American 3B Scientific catalogs and web site. American 3B Scientific, part of the 3B Scientific Group headquartered in Hamburg, Germany, is the oldest and largest manufacturer of anatomical models and related equipment for the education and medical markets. Founded in 1819, 3B Scientific has affiliates in 10 countries around the world and supplies schools, universities, hospitals and governments with products for teaching anatomy, biology, physics and medicine.

     9.  RISK FACTORS

     The Company's business is subject to certain risk factors, including the following:

          a. There is significant competition in the market for science education equipment, software and curricula.

     Registrant believes that the principal competitive factors in the market for science laboratory equipment, software and curricula are name recognition, performance, ease of use and functionality of products.

     Team Labs has and will continue to encounter competition from other firms and established institutions, most of which are larger, have longer histories of operations and have greater financial, marketing and other resources than those of Team Labs.

     No assurances can be provided that Team Labs will be successful in its efforts to maintain market acceptance or that, even if successful, will be able to attract sufficient sales to make its operations commercially profitable.

           b. There is a risk that Team Labs may not be able to maintain technology protection and proprietary rights.

     Team Labs regards its technology as its property and attempts to protect it through intellectual property and trade secret laws, restrictions on disclosure and other methods. Team Labs enters into confidentiality agreements with its employees and contractors and tries to control access to and distribution of its documents and proprietary technology. However, the steps taken may not prevent misappropriation or infringement of Team Lab's proprietary technology. Thus, Team Labs is exposed to the risk that others may use its technology and processes without redress. Further, no assurances can be provided that Team Lab's technology or processes will not be found to infringe upon the patents and proprietary technology of others.

          c. The success of Registrant's future growth is dependent on its ability to successfully manage growth of Team Labs.

     For Team Labs to expand rapidly, to offer its services and products successfully, and to implement its business plan, Team Labs will require effective planning and management. Its future performance and profitability will depend on many factors, including (i) management must successfully maintain existing customer relationships; (ii) Team Labs must effectively market expanded service capabilities; (iii) Team Labs needs to keep up a consistent high quality of service; and (iv) Team Labs must recruit, train, motivate and retain qualified personnel.

     No assurances can be provided that the Company will either maintain or accelerate Team Lab's growth or that the Company will anticipate all of the changing demands that expanding operations will impose on management, financial systems and management information systems. Any failure to do so could have a material adverse effect on the Company's business.

          d.  There is a limited trading market for Registrant's common stock.

     As of the date of this Registration Statement, the Registrant's Common Stock is traded on the "Electronic Bulletin Board-Pink Sheets" operated by the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "SILH." The Electronic Bulletin Board is a more limited trading market than the NASDAQ Small Cap Market and timely, accurate quotations as to the price of the Common Stock may not always be available.

     Although the Company's common stock is quoted on the National Quotation Bureau's "Pink Sheets", there is currently no "established trading market" for its common stock, and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

     Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop in the Company's common stock. Further, effective January 4, 1999, the National Association of Securities Dealers ("NASD") adopted rules and regulations requiring that prior to any issuer having its securities quoted on the OTC Bulletin Board of the NASD that such issuer must be a "reporting issuer" which is required to file reports under
Section 13 or 15(d) of the Securities and Exchange Act of the 1934, as amended (the "1934 Act"). This Registration Statement will bring the Company into compliance with the listing provision of the OTC Bulletin Board and should prevent the NASD from delisting quotations of the Company's common stock.

          e. The Registrant's common stock may be subject to Low-Priced Stock Risk Disclosure Requirements.

     The securities of the Registrant may be considered low-priced or "designated" securities under rules promulgated under the Exchange Act. Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission.

     Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks associated with the penny stock market. The broker or dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's stock that become subject to the penny stock rules, and accordingly, customers in the Company's securities may find it difficult to sell their securities, if at all.

          f.  Team Labs is dependent on third-party suppliers.

     Team Labs is dependent on third-party suppliers for various component parts of its products. Although Team Labs believes there are alternative sources for many of these component parts, the failure of its current suppliers to supply such component parts or the absence of readily available alternative sources may have a material adverse effect on the company, including but not limited to delaying the implementation of the Company's business plan to achieve profitability.

      Team Labs does not have supply contracts with most third-party suppliers and purchases components pursuant to purchase orders placed from time to time. Advertising insertions are purchased on long term multi-insertions contracts and have penalties for non-performance.

ITEM 2. DESCRIPTION OF PROPERTY

     Registrant presently occupies executive office space at 6380 Wilshire Boulevard, Suite 907, Los Angeles, California 90048. This space consists of 830 square feet of office space, leased for a term which expires on September 30, 2003 at $1,660.00 per month. Management believes that this arrangement will meet Registrant's needs for the foreseeable future.

     In addition, Registrant's operating subsidiary, Team Labs Corporation, occupies office spaces at 6895 N. Foothills Highway D200, Boulder, Colorado. This space consists of 13,008 square feet of office and research space, leased for a term that expires on January 14, 2005 at $5,125.00 per month. Management believes that this arrangement will meet Team Labs Corporation's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company has reasonable basis to believe that there is no material proceeding that involves federal, state or local environmental laws, or that involves a damages claim for more than 10% of the current assets of the Company , or potentially involves more than $100,000 in sanctions and a governmental authority is a party.

     Moreover, the Company has reasonable basis to believe that there is no material proceeding to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the small business issuer, or security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On November 19, 2001, the majority shareholders of the Company adopted by written consent, pursuant to Sections 216 & 228 of the General Corporation Law of the State of Delaware, a resolution which amends the Articles of Incorporation of the Company to reflect a 1:30 reverse split of the common shares of stock effective November 19, 2001.

	There were no other matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  Market Information.

     Quotation of Registrant's common stock on the National Quotation Bureau's "Pink Sheets" commenced in October 2000. Its present symbol is "SILH".

     The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of Registrant as reported on the National Quotation Bureau LLC System. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

     Date          Open           High Bid       Low Bid        Close
     -----------------------------------------------------------------
     04/3/01       3.00           3.125          3.00           3.125

     06/13/01      0.450          0.450          0.450          0.450

     12/05/01      0.90           0.90           0.40           0.40

     For any market that develops for the Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning the Company. This requirement will be satisfied by the filing and effectiveness of this Registration Statement, the passage of 90 days and the continued timely filing by the Company of all reports required to be filed by it with the Securities and Exchange Commission; limitations on the volume of "restricted securities" which can be sold in any 90 day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale of Form 144.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to Registrant, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

	In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,
(i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     (b)  Holders.

	As of December 31, 2001, there are 628 holders of Registrant's Common
Stock.

	As of December 31, 2001, 416,494 of the issued and outstanding shares of Registrant's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule.

     Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.


     (c) Dividends.

     Registrant issued a two-for-one stock dividend to each shareholder of record on March 5, 2001. Additional paid-in capital was reduced for the value of the stock dividends.

      The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors.

     The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

	(d) Recent Sales of Unregistered Securities

	The Company entered into a Stock Purchase Agreement dated October 23, 2000 with Asean Commercial Holdings, Ltd. Pursuant to the said Stock Purchase Agreement, the Company sold 500,000 shares of its common stock, $0.0001 par value per share, at $0.20 per share, in the form of cancellation of indebtedness in the amount of US$100,000.00. In addition, the Company shall sell to Asean Commercial Holdings, Ltd. not to exceed 9,500,000 shares of common stock to be issued upon payment in cash, the obligation to be evidenced by a promissory note dated as of October 31, 2000 to be cancelled upon issuance, the shares at a price of $0.30 per share.

	Pursuant to the said Stock Purchase Agreement, 2,804,823 shares of common stock of the Company were issued in exchange for cancellation of indebtedness to Asean Commercial Holdings, Ltd. on September 28, 2001 in the amount of $841,447.00. Moreover, pursuant to the said Stock Purchase Agreement, 416,667 shares of common stock of the Company were issued in exchange for cancellation of indebtedness to Asean Commercial Holdings, Ltd. on September 30, 2001 in the amount of $125,000. On December 31,2001, 1,946,000 additional shares were issued in exchange for cancellation of debt to Asean in the amount of $583,799.00.

	The said shares were issued pursuant to the safe harbor provision of Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	(a)  Revenues

    The twelve months ended December 31, 2001 generated $1,058,257 in sales revenue for the Company, compared to $557,066 in sales revenue for the same period in year 2000.

      (b)  General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $1,422,376 for the twelve months ended December 31, 2001, compared to $1,021,016 for the same period in year 2000.

     Professional fees increased from $52,985 for the year 2000 to $298,172 for the year 2001. This increase was due to consulting fees, quarterly and annual audit expenses as well as legal expenses incurred by Registrant in order to comply with SEC reporting requirements.

     Salaries and wages in the amount of $744,007 as well as service contract fees in the amount of $44,236 comprise more than fifty percent of the general, administrative and development expenses for the twelve months ended December 31, 2001. For the same period in year 2000, salaries and wages in the amount of $632,350 as well as service contract fees in the amount of $6,145 comprise more than fifty percent of general, administrative and development expenses.

	(c)  Depreciation and Amortization

     Depreciation and amortization expense increased from $38,495 in year 2000 to $52,782 in year 2001. The slight increase was due to some equipment acquisition by Team Labs, mostly tools and plastic injection molds used in the manufacture of products' front panel housing and other components.

	(d)  Net Loss per Share

     Net loss per share was at $1.54 for the twelve months ended December 31, 2001, compared to a net loss per share of $1.99 for the same period in year 2000. The decrease was attributable mainly to additional issuance of shares by the Registrant.

	(e)  Liquidity

     As of December 31, 2001, the Company had an accumulated deficit during development stage in the amount of $2,943,608.

     To raise additional funds for its cash requirements, the Company, on October 23, 2000, entered into a stock purchase agreement with Asean Commercial Holdings, Limited ("Asean"), a foreign corporation, the purchaser. Asean purchased 500,000 shares in cancellation of indebtedness at a price of $0.20 per share for a total aggregate amount not to exceed $100,000 of debt. Asean Commercial is an assignee of an obligation originally owed to Ridgeway Commercial Ventures for $100,000.

     The said stock purchase agreement further provides the sale of 9,500,000 common shares to Asean at the price of $.30 per share. Asean's obligation of $2,850,000 is evidenced by a promissory note payable in cash installments of not less than $70,000, commencing on or about December 30, 2000. As of December 31, 2001, the balance on Asean's stock purchase agreement is $1,299,754. This amount should be more than sufficient to cover the Company's consolidated budget for year 2002 in the approximate amount of $560,000.

ITEM 7. FINANCIAL STATEMENTS

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                       (Development Stage Companies)


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                PAGE(S)

INDEPENDENT AUDITORS' REPORT                                      3

Consolidated Financial Statements

     Balance Sheets                                               4

     Statements of Income                                         5

     Statements of Changes in Stockholders' Equity              6 - 7

     Statements of Cash Flows                                     8

     Notes to Consolidated Financial Statements                 9 - 20

SUPPLEMENTARY INFORMATION

     Schedule of General, Administrative and
     Development Expenses                                         21

                       JOSEFINA C. DE LA CRUZ, C.P.A.
                        A Professional Corporation

Josefina C. de la Cruz, CPA                    2700 N Main Street, Suite 900
Rebecca Q. Masinsin, CPA                                 Santa Ana, CA 92705
Timothy Vo, CPA                                      Tel. No. (714) 558-8703
Marissa B. Zacarias, Operations Manager               Fax No. (714) 558-7940

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors
SciLabs Holdings, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying balance sheets of SciLabs Holdings, Inc. (formerly Team Labs Systems, Group, Inc.) and Subsidiaries (Development Stage Companies), as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Scilabs Holdings, Inc. and Subsidiaries (Development Stage Companies) as of December 31, 2001 and 2000 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has no established source of revenue, suffered recurring losses from operations. These raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

February 8, 2002
                                    3

        MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS'
                            SEC PRACTICE GROUP
           CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS'
                            TAX PRACTICE GROUP
                                       -29-

        SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    -----------   -----------
                                                       2001          2000
                                                    -----------   -----------
                                   ASSETS
CURRENT ASSETS
      Cash and cash equivalents                     $    59,349   $   203,708
      Accounts receivable, net (Note 4)                 195,766       102,861
      Other receivables                                  12,940             -
      Inventories (Note 3)                              237,026       272,859
                                                    -----------   -----------
           Total current assets                         505,081       579,428
                                                    -----------   -----------

PROPERTY & EQUIPMENT, NET (Note 5)                      133,302       169,008
                                                    -----------   -----------
OTHER ASSETS
      Deposits                                           13,408        13,408
      Patents, licenses & trademarks, net (Note 6)        1,622         1,825
                                                    -----------   -----------
           Total other assets	                         15,030        15,233
                                                    -----------   -----------
TOTAL ASSETS                                        $   653,413   $   763,669
                                                    ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                              $   335,647   $    70,182
      Accrued expenses                                  125,920       153,495
      Liability on product warranty                      10,240             -
      Due to affiliates                                  40,000             -
      Deposit for stock options                          69,478             -
      Notes payable (Note 7)                                  -       643,947
                                                    -----------   -----------
           Total current liabilities                    581,285       867,624
                                                    -----------   -----------
MINORITY INTEREST (Note 8)                                    -             -
                                                    -----------   -----------
STOCKHOLDERS' EQUITY (Note 9)
	Common stock,  par value $0.0001 per share;
         75,000,000 shares authorized; 2,923,449 and
         8,709,980 shares issued and outstanding            292           870
	Paid-in capital                               3,015,444     1,464,620
      Accumulated deficit during development stage   (2,943,608)   (1,569,445)
                                                    -----------   -----------
	      Total stockholders' equity                 72,128      (103,955)
                                                    -----------   -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $   653,413   $   763,669
                                                    ===========   ===========

See accompanying notes and independent auditors' report.

                                    4
                                       -30-

        SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
                       CONSOLIDATED STATEMENTS OF INCOME

                                    Cumulative
                                    from 7/23/90 (Date        Years Ended December 31,
                                    of Inception) to    -------------------------------------
                                    December 31, 2001	      2001        2000         1999
                                    ------------------  -----------  -----------  -----------
                                                                                  (unaudited)
Revenue
      Sales                         $        1,615,323  $ 1,058,257  $   557,066  $         -
      Cost of sales                            875,503      605,893      269,610            -
                                    ------------------  -----------  -----------  -----------
Gross Profit                                   739,820      452,364      287,456            -
                                    ------------------  -----------  -----------  -----------

Operating Expenses
      Marketing & selling expenses             621,670      359,734      261,936            -
      General, administrative  and
           development expenses              2,983,720    1,422,376    1,021,016      189,988
      Depreciation and amortization             91,277       52,782       38,495            -
                                    ------------------  -----------  -----------  -----------
      Total Operating Expenses               3,696,667    1,834,892    1,321,447      189,988
                                    ------------------  -----------  -----------  -----------

Loss from operations                        (2,956,847)  (1,382,528)  (1,033,991)    (189,988)

Other income (expense)
      Interest income 	                         5,624          142        5,482            -
      Sub-lease income                          10,835        6,737        4,098            -
      Interest expense                         (29,657)      (5,989)     (23,668)           -
                                    ------------------  -----------  -----------  -----------

Net loss before minority interest           (2,970,045)  (1,381,638)  (1,048,079)    (189,988)

Net loss allocated  to minority
  shareholders                                  26,437        7,475       18,962            -
                                    ------------------   -----------  -----------  -----------

Net Loss for the period               $     (2,943,608)  $(1,374,163) $(1,029,117) $  (189,988)
                                    ==================   ===========  ===========  ===========

Basic earnings/(loss) per share
      Net loss per share                                 $     (1.54) $     (1.99) $     (1.85)
      Weighted average shares
           outstanding                                       892,228      139,978      102,691
                                                         ===========  ===========  ===========

See accompanying notes and independent auditors' report

                                    5
                                       -31-

        SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the Period July 23, 1990 (Date of Inception) to December 31, 2001

                                                                                               Total
                                             Common Stock           Paid-in    Accumulated  Stockholders'
                                           Shares      Amount       Capital      Deficit 	     Equity
                                        -----------  -----------  -----------  -----------  ------------
Balance July 23, 1990                             -  $         -  $         -  $         -  $          -
Sale of Common Stock                        470,000           47          453            -           500
Net Income (loss), December 31, 1990              -            -            -            -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1990                  470,000           47          453            -           500
Net Income (loss), December 31, 1991                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1991                  470,000           47          453            -           500
Net Income (loss), December 31, 1992                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1992                  470,000           47          453            -           500
Net Income (loss), December 31, 1993                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1993                  470,000           47          453            -           500
Additional Paid in Capital                                              1,700         (358)        1,342
Net Income (loss), December 31, 1994                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1994                  470,000           47        2,153         (358)        1,842
Net Income (loss), December 31, 1995                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1995                  470,000           47        2,153         (358)        1,842
Net Income (loss), December 31, 1996                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1996                  470,000           47        2,153         (358)        1,842
Share adjustment                            (34,800)          (3)           3                          -
                                        -----------  -----------  -----------  -----------  ------------
Balance restated                            435,200           44        2,156         (358)        1,842
Additonal Paid-in Capital                                             348,140                    348,140
Net Income (loss), December 31, 1997                                              (349,982)     (349,982)
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1997                  435,200           44      350,296     (350,340)            -
Net Income (loss), December 31, 1998                                                     -             -
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1998                  435,200           44      350,296     (350,340)            -
Issuance of stock on February 4, 1999       374,000           37      189,144            -       189,181
Issuance of stock on June 10, 1999        7,500,000          750            -            -           750
Issuance of stock on September 14, 1999     567,332           57            -            -            57
Net Income (loss), December 31, 1999                                              (189,988)     (189,988)
                                        -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1999                8,876,532  $       888  $   539,440  $  (540,328)  $         -
                                        -----------  -----------  -----------  -----------  ------------

See accompanying notes and independent auditors' report.

                                    6
                                       -32-

        SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     For the Period July 23, 1990 (Date of Inception) to December 31, 2001

                                                                                                          Total
                                                        Common Stock           Paid-in    Accumulated  Stockholders'
                                                      Shares      Amount       Capital      Deficit 	     Equity
                                                   -----------  -----------  -----------  -----------  ------------

Balance, December 31, 1999                           8,876,532  $       888  $   539,440  $  (540,328) $          -

811,250 shares issued at par on February 1, 2000       811,250           81            -            -            81

811,250 shares issued at par on March 10, 2000         811,250           81            -            -            81

Share adjustment to reflect reverse
stock split 1:50 on September 29, 2000             (10,289,052)      (1,030)       1,030            -             -
                                                   -----------  -----------  -----------  -----------  ------------
Subtotal                                               209,980           20      540,470     (540,328)          162

4,000,000 shares issued in exchange
with Team Labs Systems Inc. 1,000,000 shares on
October 11, 2000                                     4,000,000          400       99,600            -       100,000

4,000,000 shares issued for
$725,000 on October 11, 2000                         4,000,000          400      724,600            -       725,000

500,000 shares issued in exchange for
cancellation of indebtedness on
10/23/2000 for $100,000                                500,000           50       99,950            -       100,000

Net loss for the year ended December 31, 2000                                              (1,029,117)   (1,029,117)
                                                   -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2000                           8,709,980          870    1,464,620   (1,569,445)     (103,955)

Stock dividend, 2 for 1 on
March 16, 2001                                      17,419,972        1,742       (1,742)           -             -

Adjustment for fractional shares paid                  (11,974)           -            -            -             -

2,804,823 shares issued in exchange for
cancellation of indebtedness  on September 28, 2001  2,804,823          280      841,167            -       841,447

416,667 shares issued in exchange for
cancellation of indebtedness on September 30, 2001     416,667           42      124,958            -       125,000

Share adjustment for reverse stock split of 1:30
on November 19, 2001                               (28,362,019)      (2,836)       2,836            -             -

1,946,000 shares issued in exchange for
cancellation of indebtedness on December 31, 2001    1,946,000          194      583,605                    583,799

Net loss for the year ended December 31, 2001                                              (1,374,163)   (1,374,163)
                                                   -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2001                           2,923,449  $       292  $ 3,015,444  $(2,943,608)  $    72,128
                                                   ===========  ===========  ===========  ===========  ============

See accompanying notes and independent auditors' report.

                                    7
                                       -33-

        SCILABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                                & SUBSIDIARIES
                         (Development Stage Companies)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Cumulative
                                                from 07/23/90
                                             (Date of Inception)
                                                      to           Years Ended  December 31,  December 31,
                                               December 31, 2001       2001         2000          1999
                                             -------------------  ------------  ------------  -------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                      $(2,943,608)  $(1,374,163)  $(1,029,117)  $   (189,988)
      Adjustments to reconcile net loss to
      net cash used in operating activities
            Depreciation and amortization                91,277        52,782        38,495              -
		Bad debts                                     2,775             -             -              -
            Minority interest in net loss
            of subsidiaries                             (26,437)       (7,475)      (18,962)             -
            Decrease (increase) in:
                  Accounts receivable                  (200,041)      (92,905)        9,208              -
                  Prepaid expenses                      (13,578)            -         2,210              -
                  Inventories                          (237,026)       35,833       (46,988)             -
			Other receivable                                     11,440       (12,940)             -
            Increase (decrease) in:
                  Accounts payable                      335,643       265,461        24,023              -
                  Accrued liabilities                   124,490       (17,335)       62,147              -
                                             -------------------  ------------  ------------  -------------
			NET CASH USED BY OPERATING
                  ACTIVITIES                         (2,855,065)   (1,150,742)     (958,984)      (189,988)
                                             -------------------  ------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Increase  in deposits                             (13,408)            -        21,780              -
      Purchase of property and equipment               (223,833)      (16,873)     (119,728)             -
                                             -------------------  ------------  ------------  -------------
			NET CASH USED BY INVESTING
                  ACTIVITIES                           (237,241)      (16,873)      (97,948)             -
                                             -------------------  ------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from advances to affiliates               40,000        40,000             -              -
      Proceeds from notes payable                     1,891,447             -     1,568,947              -
      Payment of long-term debt                        (963,324)     (643,947)     (376,171)             -
      Deposit for stock subscription                     69,478        69,478             -              -
      Proceeds from issuance of common stock          2,075,726     1,557,721        29,540        189,988
                                             -------------------  ------------  ------------  -------------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                3,113,327     1,023,252     1,222,316        189,988
                                             -------------------  ------------  ------------  -------------
NET INCREASE IN CASH                                     21,021      (144,363)      165,384              -

CASH, BEGINNING OF PERIOD                                38,324       203,708        38,324              -
                                             -------------------  ------------  ------------  -------------

CASH, END OF PERIOD                                  $   59,345   $    59,345   $   203,708     $        -
                                             ==================  =============  ============  =============

See accompanying notes and independent auditors' report.

                                    8
                                       -34-

                   SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

NOTE 1 - ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of SCILABS HOLDINGS, INC. (The Company, SILB and formerly Team Labs Systems Group, Inc.), and its subsidiaries, Team Lab Systems, Inc. ("TLSI"), Team Labs Corporation ("TLC"). TLSI is a100% subsidiary of the Company and TLC is 55% subsidiary of Team Labs Systems Inc.

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

The Company changed its name to Interactive Telephone Network, Inc. In March of 1996, the Company acquired 89% of the common stock of Shared Use Network Services, Inc., (SUNS) Colorado Cooperation, formerly known as The Members Financial Service Bureau, Inc. The principal business activity of SUNS was the provision of high-end advanced features and services in the telecommunications industry. Effective December 31, 1996, the Company transferred it's interest in SUNS to certain individuals in exchange for a release of all obligations owed by the Company.

On December 28, 1998, the Company changed its name to T. House & Company, Ltd. The Company amended its Articles of Incorporation and renamed the corporation to TEAM LABS SYSTEMS GROUP, INC., on August 21, 2000.
Subsequently, the name was changed to SCILABS HOLDINGS, INC. on June 29, 2001, as per amended articles of incorporation.

Team Labs Systems, Inc., now called Science Learning Systems, Inc. (SLSI) became a wholly owned subsidiary of the Company pursuant to a plan and agreement of reorganization dated October 11, 2000. SLSI was organized on July 13, 2000 under the laws of the State of Nevada. SLSI is a development stage company as defined in Statement of Financial Standard No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises." It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate revenues.

On July 19, 2000, a stock purchase agreement with conditional promissory note was entered into between TLC and SLSI. SLSI acquired approximately 55% of TLC's issued and outstanding shares. TLC, a majority subsidiary of SLSI, is a Colorado Corporation founded and incorporated in 1994. TLC, an operating company, develops, manufactures and markets classroom hardware, software and curriculum products that facilitate interactive, computer-based science and mathematics education. TLC primarily generates revenues from the sale of Thinkstation Probeware System that includes interface, software, probes and curriculum for science experiments.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

The consolidated financial statements include the accounts of the Company and all of its wholly owned

                                    9
                                       -35-

                  SCILABS HOLDINGS, INC. AND SUBSIDIAIRES
                      (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy (continued)

and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method when the Company owns at least 20% but no more than 50% of such affiliates.
Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of six months or less to be cash equivalents for purpose of reporting cash flows.
In accordance with paragraph 8 of Statement of Financial Accounting Standards
(SFAS) No. 95, cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in investment rates.

Inventories

Pursuant to Chapter 4, Accounting Research Bulletins (ARB) No. 43, inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out pricing method of purchased inventory.
Cost is determined using standard costs, approximating average costs to price its manufactured inventories.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

                                              Years
                                              -------
     Building and improvements                32
     Furniture and equipment                  5 - 7
     Transportation and equipment             5 - 18
     Software                                 3
     Tools and Molds                          5

                                    10
                                       -36-

                     SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

Software

Costs incurred internally in creating a computer software product is charged to expense when incurred. As research and development until technological feasibility is established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence completion of a working model. Thereafter, all software production costs are capitalized and equally amortized over the estimated economic life of the product.

Tools and molds

Tools and molds are various tools and plastic injection molds used in the manufacture of products' front panel housing and other components. Major expenditures for tools and molds costing over $300 are capitalized and depreciated over 5 years.

Leasehold Improvements

Leasehold improvements are amortized over their estimated useful lives or the lives of the related leases, whichever is shorter.

Intangible Assets

Intangible assets consist of patent licenses and trademarks. Intangible assets are amortized on the straight-line basis over their estimated useful lives or contractual lives as follows:

      Trademark                           10 years
      Patent/Licenses                     10 years

Intangible assets acquired from other entities are recorded at cost when acquired. Costs incurred to develop specifically identifiable assets are recorded as assets, if the periods of expected future benefit are reasonably determinable. Costs of developing other intangible assets are recorded as expenses when incurred.

Patents and Acquired Technology

Other assets include acquired patents and technical know-how and a technology licensed agreement, which represent the cost of licensed and purchased technology, which is patented. Such costs are amortized over the economic life of the patents which is estimated to be 10 years.

Other Intangible Assets

The Company does not have goodwill in its books. However, it adopts SFAS 142 effective for fiscal years beginning after December 15, 2001, whereby goodwill should not be amortized but should be tested at least annually for impairment at the reporting unit level. Other intangible assets with indefinite useful lives should be assessed annually for impairment rather than being amortized to earnings. Intangible assets with finite useful lives should be amortized to earnings over their useful lives and renewed for impairment.

                                    11
                                       -37-

                    SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                         (Development Stage Companies)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

Revenue Recognition

In accordance with Statement of Financial Accounting Concept No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, revenue is recognized when a transaction is completed, the amounts are realized or realizable and earned. Revenue from selling products are recognized at the date of sale and revenue from rendering services are recognized when the services have been performed and billable. In addition, an appropriate allowance for uncollectible amounts is provided.

Product Warranty Obligations

Estimated costs to be incurred under 3-year warranty obligations relating to products, which have been sold, are provided at the time of sale and reported as liability on product warranty.

Year End

The Company and its wholly owned subsidiary, SLSI have selected December 31 as its year-end. TLC, the Company's majority-owned subsidiary has selected September 30 as its year-end.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Effective January 1, 2000, TLC has filed for revocation of its Subchapter S election, changed its tax year to September 30, and TLC became a C-Corporation.

Research and Development Costs

In accordance with Statement of Financial Accounting Standards No. 2 (SFAS
2), "Accounting for Research and Development Costs," all research and development (R&D) costs are expensed when they are incurred. Assets used in R&D activity, such as machinery, equipment, facilities and patents that have alternative future use either in R&D activities or otherwise are capitalized.

Reporting on Costs of Start-Up Activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expended as incurred. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                                    12
                                       -38-

                    SCILABS HOLDINGS, INC. AND SUBSIDIAIRES
                         (Development Stage Companies)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

NOTE 3 - INVENTORIES

TLC's inventories consist of hardware, books, software and parts as follows:

                                            December 31,
                                       ------------------------
                                           2001         2000
                                       -----------  -----------
     Finished goods                     $   44,065   $   47,699
     Parts and materials                   192,961      225,160
                                       -----------  -----------
     Total                              $  237,026   $  272,859
                                       ===========  ===========

NOTE 4 - ACCOUNTS RECEIVABLE, NET

	TLC's accounts receivable is as follows:

                                            December 31,
                                       ------------------------
                                           2001         2000
                                       -----------  -----------
     Accounts Receivable                $  197,743   $  102,861
     Provision for bad debts                 1,977            -
                                       -----------  -----------
                                        $  195,766   $  102,861
                                       ===========  ===========

1% of total accounts receivable were provided as uncollectible. From inception, the company has not experienced any significant losses related to receivables from its institutional customers and therefore provision for bad debts in 2000 is zero.


NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment are:

                                         December 31, 2001                      December 31, 2000
                               ----------------------------------------------------------------------------
                                  SILB          TLC         Total        SILB          TLC         Total
                               -----------  -----------  -----------  -----------  -----------  -----------
Equipment and software          $  14,243    $ 180,419    $ 194,662    $  10,622    $ 183,453    $ 194,075
Furnitures and fixtures            10,575       19,094       29,669            -       19,094       19,094
Tooling and molds                       -       75,433       75,433            -       70,393       70,393
                               -----------  -----------  -----------  -----------  -----------  -----------
                                   24,818      274,946      299,764       10,622      272,940      283,562
Accumulated depreciation           (4,689)    (161,773)    (166,462)        (759)    (113,795)    (114,554)
                               -----------  -----------  -----------  -----------  -----------  -----------
Property and equipment, net	  $  20,129    $ 113,173    $ 133,302    $   9,863    $ 159,145    $ 169,008
                               ===========  ===========  ===========  ===========  ===========  ===========

Depreciation expense amounted to $ 52,782 and $ 38,495, respectively, for years ended December 31, 2001 and 2000.

                   SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


NOTE 6 - PATENTS, LICENSES, AND TRADEMARKS

	Patents, licenses and trademarks consisted of the following:

                                           December 31
                                    ------------------------
                                        2001        2000
                                    -----------  -----------
Patent, Licenses, and Trademarks     $   2,028    $   2,028
Accumulated Amortization                  (406)        (203)
                                    -----------  -----------
                                     $   1,622    $   1,825
                                    ===========  ===========

Amortization expense for patent, licenses and trademarks are $203 and $203, respectively, for years ended December 31, 2001 and 2000.

NOTE 7 - NOTES PAYABLE

At December 31, 2001, balance of the notes payable to investors and affiliates is zero. All the outstanding balance at December 31, 2001, has been cancelled and converted to common stock.


NOTE 8 - MINORITY INTEREST

On July 19, 2000, a stock agreement with conditional promissory note was entered between TLSI and TLC. TLSI acquired approximately 55% of TLC's total issued and outstanding shares consisting of two million three hundred seventy seven six hundred eighteen (2,377,618) shares for two million three hundred thousand dollars ($2,300,000). Terms and conditions of the agreement are:

     Initial payment was nine hundred thousand dollars ($900,000) and the balance of one million four hundred thousand dollars ($1,400,000) in eighteen installments as set forth in the agreement starting August 30, 2000 until January 30, 2002. The obligation is represented by a non-interest bearing promissory note.

     The payments on the promissory note are subject to the realization of the Company's expected financial projection in the "Business Plan".

     At December 31, 2001, the balance of the conditional note receivable by TLC is $302,607. Other than the minority interest below, all the inter-company accounts, including this promissory note, have been eliminated.

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

     Minority interests in TLC consist of 45% of its issued and outstanding common shares including stock options granted and exercised. At December 31, 2001 minority interests consist of:

                                                December 31
                                         ------------------------
                                             2001        2000
                                         -----------  -----------
          Common stock, no par value     $  234,853    $ 227,378
          Paid-in capital                   135,000      135,000
          Accumulated deficit              (369,853)    (362,378)
                                         -----------  -----------
             Total Minority Interests    $        -    $       -
                                         ===========  ===========

     The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin NO. 51 (ARB 51), paragraph 15. Losses absorbed by majority interest for the year ended December 31, 2001 amounted to $746,401 and $349,645 for the year ended December 31, 2000. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

NOTE 9 - STOCKHOLDERS' EQUITY

The company's authorized common stock consists of 75,000,000 shares with a par value of $0.0001 per share.

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

On September 29, 2000, a 1 to 50 reverse stock split was effected on the issued and outstanding shares of 10,499,032 shares. After the reverse stock split, at September 29, 2000, the restated number of shares totaled 209,980.

On October 11, 2000, the Company entered into a plan and agreement of reorganization with Team Labs System, Inc. (TLSI) and Team Labs Corporation
(TLC). Under the agreement, the Company exchanged 4,000,000 common shares with 1,000,000 shares, representing 100% of SLSI's issued and outstanding shares.

A stock purchase agreement was entered between the Company and Ridgeway Commercial Ventures, Limited, a foreign corporation. Under the agreement, on October 11, 2000, the Company issued 4,000,000 shares of its common stock at $0.18125 per share for a total consideration of $725,000, towards cancellation of indebtedness to Ridgeway Commercial Ventures, Ltd.

                                    15
                                       -41-

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

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

The agreement further provides the sale of 9,500,000 common shares to Asean at the price of $.30 per share. Asean's obligation of $2,850,000 is evidenced by a promissory note payable in installments of not less than $70,000, commencing on or about December 30, 2000 and monthly thereafter until February 28, 2002. For each seventy thousand ($70,000) dollars, SCILABS HOLDINGS,
INC. shall deliver 233,333.34 shares of its $.0001 common shares. All of the shares offered and sold under this agreement shall be subject to the rules and regulations under Regulation S of the Securities Act of 1933, as amended. Offers and sales of the securities prior to the expiration of the distribution compliance period of Regulation S (Rule 901 and 905, and Preliminary Notes) shall have offering restrictions imposed.

At September 28 and 30, 2001, payments of $841,447, and $125,000, respectively, were applied against the promissory note owed by Asean in cancellation of indebtedness owed by Scilabs to investors. Total shares issued upon cancellation of indebtedness totaled 2,804,823 shares and 416,667 shares, which are all Regulation S shares. On December 31,2001, 1,946,000 additional shares were issued in exchange for cancellation of debt to Asean in the amount of $583,799.00. At December 31, 2001, the balance on Asean's stock purchase agreement is $1,299,754.

On March 16, 2001, a 2 for 1 stock dividend was issued to each stockholder of record as of March 5, 2001 pursuant to a Board resolution dated February 20, 2001.

On November 19, 2001, a 1:30 reverse stock split was effected pursuant to a written consent executed by the shareholders.

At December 31, 2001 total issued and outstanding common shares is 2,923,449 shares which are designated as follows:

     Restricted shares            416,494
     Regulation S shares        2,097,820
     Free trading shares          409,135
                                ---------
          Total                 2,923,449
                                =========


                                    16
                                       -42-

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

NOTE 10 - STOCK OPTIONS

The Company does not have a stock option plan except for TLC, a subsidiary that adopted two stock option plans in December 1999. Plan 1 is a non-qualified stock option plan intended for key advisors and board members of TLC. Up to 200,000 options may be granted to an individual by the compensation committee at any option price determined by the compensation committee. Plan 2 is an inceptive stock option plan for officers and employees. Up to 300,000 options may be granted to an individual at or more than the fair market price at the date of grant. As of December 31, 2001 total options outstanding are as follows:

                  Total Options  Total Options  Options to be  Average Option
	               Granted       Exercised       Exercised   Price Per Share
                  -------------  -------------  -------------  ---------------
     Plan 1             54,324         48,999          5,325    $        0.90
     Plan 2            225,500          6,375        219,125    $        0.42
                  -------------  -------------  -------------
                       279,824         55,374        224,450
                  =============  =============  =============

If not exercised, stock options will expire as follows:

                     Total Option Shares
                  ------------------------
                     Plan 1       Plan 2    Expiration Date
                  -----------  -----------  ---------------
                       1,729            -        2002
                           -       19,125        2004
                           -      200,000        2005
                       3,096            -        2005
                  -----------  -----------
                       4,825      219,125
                  ===========  ===========

Based on the maximum options to be granted under the plans, future options to be granted as of December 31, 2001 are as follows:

                                        Plan 1       Plan 2       Total
                                     -----------  -----------  -----------
     Maximum options to be granted      200,000      300,000      500,000
     Options granted                     54,324      225,500      279,324
                                     -----------  -----------  -----------
     Stock options to be granted        145,676       74,500      220,176
                                     ===========  ===========  ===========

Total deposits for stock options from employees total $69,478.


NOTE 11 - INCOME TAXES

There is no provision for federal and state income taxes for the year ended
December 31, 2001 due to   the net loss sustained during the period.

                                    17
                                       -43-

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company's total deferred tax asset as of December 31, 2001 is as follows:


     Estimated Net Operating Loss Carry Forward                    $ 2,943,608
                                                                   ============

     Estimated Current Tax Asset Value of Net Operating Loss Carry
     Forwards at Current Prevailing Federal Tax Rate               $   441,541
     Valuation Allowance                                              (441,541)
                                                                   ------------
     Net Deferred Tax Asset                                        $         -
                                                                   ============

     Current Income Tax Expense                                    $         -
                                                                   ============

     Deferred Income Tax  Benefit                                  $         -
                                                                   ============

NOTE 12- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the year ended December 31, 2001, cash payments for interest not actually paid. There were no payments made for income taxes. At December 31, 2001, total cancellation of indebtedness in exchange for issuance of 5,167,490 common shares total $1,550,246.


NOTE 13 - COMMITMENTS

The Company and its Subsidiaries lease their corporate offices, laboratory, manufacturing and warehouse facility under several lease agreements.
SILB's lease, expiring on September 30, 2003 is $1,660 base rent plus a percentage share of property taxes and operating expense. TLC's lease is $5,125 monthly rent and will expire January 2005. Estimated minimum lease payments are as follows:

     Year Ending
     December 31      SILB         TLC         Total
     -----------  -----------  -----------  -----------
        2002       $  20,066    $  61,500    $  81,566
        2003          15,836       61,500       77,336
        2004               -       61,500       61,500
        2005               -        5,125        5,125

Rent expense for the year amounted to $ 82,918.00 and $63,294 for years ended December 31, 2001 and 2000.

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

NOTE 14 - GOING CONCERN

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

The Company and the other Subsidiary, SLSI do not have established source of revenues sufficient to cover their operating costs and continue as a going concern. Current sources of funds for operating costs of the Company and its Subsidiaries are periodic funding of and advances from its investors. Funding from investors has been set for a specified period. After such period expires, the Company's only source of fund would be advances from its investors.


NOTE 15 - OPERATING SEGMENTS

The Company has three reportable segments: SciLabs Holdings, Inc. (formerly Team Labs Systems Group, Inc.) and its subsidiaries, Science Learning Systems, Inc. (formerly Team Labs Systems, Inc.) and Team Labs Corporation. Team Labs Corporation designs and manufactures educational products for students of science and technology. The Company's products use a combination of hardware, software and curriculum to promote theoretical as well as practical learning in a laboratory environment.

The two other entities, SciLabs Holdings, Inc. and Science Learning Systems, Inc. are both holding companies and development stage companies which are seeking investments and raising capital. Both companies have zero revenues.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on operating earnings or losses of entities.

                                    19
                                       -45-

                  SCILABS HOLDINGS, INC. AND SUBSIDIARIES
                        (Development Stage Companies)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001

Segment information for 2001 and 2000 follows:

                                                   Science
                                     SciLabs       Learning      Team Labs
                                  Holdings, Inc. Systems, Inc.   Corporation      Total
                                  -------------  -------------  -------------  -------------
2001  Revenues, net                $         -    $         -    $ 1,058,257    $ 1,058,257
      Operating earnings (loss)       (437,724)       (35,380)      (909,424)    (1,382,528)
      Depreciation                       3,930              -         48,852         52,782
      Interest income                        -              -            142            142
      Interest expense	                     -              -         (5,989)        (5,989)
      Total Assets                     149,971         11,927        491,515        653,413
      Capital Expenditures
           Furniture & Equipment        24,818              -        274,946        299,764

2000  Revenues, net                $         -    $         -    $   557,066    $   557,066
      Operating earnings (loss)        (53,963)       (21,131)      (958,897)    (1,033,991)
      Interest income                        -              -          5,482          5,482
      Interest expense                       -              -        (23,668)       (23,668)
      Depreciation                         759              -         37,736         38,495
      Total Assets                     244,058          1,159        518,452        763,669
      Capital Expenditures
           Furniture & Equipment        10,622              -        272,940        283,562


NOTE 16 - CONCENTRATION OF RISK

The customers of TLC, the operating company are predominantly public and private school systems throughout North America. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral.


NOTE 17 - OFFICERS' LIFE INSURANCE

TLC maintains life insurance policies for both of the officers. The policies are reverse split-dollar insurance. Under the provisions of the policies, TLC pays the premium and is designated the beneficiary of the policies.
Upon the death of the insured, the officers' trusts would receive the cash surrender value of the policies and the balance of the benefit will be paid to TLC. As of December 31, 2001, the aggregate face value of the policies is $500,000.

                                    20
                                       -46-

        SCI LABS HOLDINGS, INC. (formerly Team Labs Systems Group, Inc.)
                               & SUBSIDIARIES
                        (Development Stage Companies)
           SCHEDULE OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES

                                 Cumulative
                                from 07/23/90                      YEARS ENDED
                            (Date of Inception) to  -------------------------------------------
                               December 31, 2001        2001          2000           1999
                            ----------------------  -------------  -------------  -------------
                                                                                   (Unaudited)
Salaries & wages                 $  1,376,357        $   744,007    $   632,350              -
Payroll tax expense                    77,362             53,786    $    23,576
Professional fees                     741,280            298,172         52,985        189,141
Service contract fees                 199,381             44,236          6,145              -
Rent                                  141,232             82,918         58,314              -
Development expenses                   93,974             19,240         74,734              -
Taxes & licenses                        3,559              2,610            949              -
Bank & financial charges               75,072             32,645         42,428              -
Office expenses                        84,293             44,628         38,459            847
Insurance                              72,405             50,794         21,610              -
Recruiting expenses                    44,613              1,970         42,643              -
Communication expenses                 40,891             26,444         14,447              -
Utilities                               7,915              3,324          4,592              -
Travel & promotion                      5,931              3,153          2,778              -
Dues & subscription                    12,220              7,213          5,007              -
Pension Contribution                    7,235              7,235              -              -
                            ----------------------  -------------  -------------  -------------
                                 $  2,983,720        $ 1,422,376    $ 1,021,016        189,988
                            ======================  =============  =============  =============


See accompanying notes and independent auditors' report.

                                    21
                                       -47-

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

	In March, 2000, Registrant retained Josefina De La Cruz, C.P.A., A Professional Corporation, as Registrant's independent auditor.

	Josefina De La Cruz, C.P.A., a Professional Corporation, is a member of the American Institute of Certified Public Accountants' SEC Practice Group, California Society of Certified Public Accountants' Tax Practice Group.

	There were no disagreements with any of Registrant's prior accountings, whether or not resolved, on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A) DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors and officers (and promoters, affiliates and control persons) of Registrant are as follows:

     Name                    Age      Position
     ------------------------------------------------------
     Gilbert Cheang          43       President & Director

     Albert Quiambao         37       Director

     Valentino Guzman        38       Director & Treasurer

     Roy Rayo                35       Secretary

     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by a majority vote of the remaining Directors. Officers of Registrant serve at the will of the Board of Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person. There is no family relationship between any executive officer and director of Registrant.

     1.  Resumes

     Mr. Gilbert Cheang, the Company's newly appointed Director, President and Chief Executive Officer of the Company, has a Master's Degree in Business Administration from the University of Dallas in Irving, Texas. From
November 1987 to December 1989, Mr. Cheang served as Cash Manager and Investor Reporter for Aspen Mortgage Company in Dallas, Texas. Subsequently, Mr. Cheang served as Financial Analyst for AccuBanc Mortgage Corp. in Dallas, Texas, from January 1990 to December 1992. Accubanc Mortgage Corp. is involved in investor reporting and US Federal Housing Authority & Veterans Administration foreclosure claims. Mr. Cheang worked as Proprietor of Daet Rizal Lumber from January 1992 to June 1996. Since July 1996, he has served as General Manager and Proprietor of GAPCO Market Resources, a company dealing primarily with different Philippine cement manufacturers.

     Mr. Albert Quiambao has 11 years of EDP/MIS experience as analyst/programmer, knowledgeable in designing, coding, testing, implementing, and maintaining mainframe and PC application systems. He worked for Prudential Securities Inc. (New York City) and Prudential Mutual Funds Services (New Jersey) (February 1995 to May 1999), Chase Manhattan (New York City) (November 1993 to Jan 1995) , Hapag-Lloyd Shipping
(New York City) (July 1993 to Oct. 1993), and Far East Bank and Trust Co. (Manila) (June 1990 to June 1993). Since August 1999, he has worked for AAP Management, Inc. as information systems analyst.

     Mr. Valentino Guzman has been a Senior Partner at Guzman & Tanedo Law Offices since 1999. He has wide experience in litigating corporate, criminal, civil and administrative cases. From 1997 to 1999, he was litigation supervisor and junior partner at Medel, Macam, Tolentino, Pineda and Larcia Law Offices.

     Mr. Roy Rayo, the Company's Secretary, was an associate at SyCip Salazar Hernandez & Gatmaitan in Makati City, Metro Manila, Philippines, from September 1997 through May 2000. At this firm, he assisted in prosecution and maintenance of trademark applications and registrations. From June 2000 to present, he has acted as consultant for U.R. Capital, Inc. and Global Prime Consulting, Inc. From April through August 1997, Mr. Rayo was a law clerk in the Circuit Court of the Second Circuit in Maui, Hawaii. From January through March 1997, Mr. Rayo served as legal analyst for the House of Representatives of the State of Hawaii. From June through July 1994, Mr. Rayo was an intern at the United Nations Economic and Social Commission for Asia and the Pacific, Bangkok, Thailand.

     2.  Conflicts of Interest

     The officers and directors of Registrant are and may in the future become shareholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by Registrant. Accordingly, conflicts of interest may arise with respect to such individuals acting on behalf of Registrant or other entities. Registrant does have a policy of requiring a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to Registrant's business operations.

     The officers and directors are, so long as they are officers or directors of Registrant, subject to the restriction that all opportunities contemplated by Registrant's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to Registrant and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If Registrant or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if Registrant should decline to do so. Except as set forth above, Registrant has not adopted any other conflict of interest policy with respect to such transactions.

	(B) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

	The Company has no class of equity securities registered pursuant to
Section 12 of the Exchange Act (15 U.S.C. 781). Accordingly, Section 16(A) of the Exchange Act does not apply.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or awarded to all officers and directors of Registrant.

Name and
All Other
Principal Position       Year     Salary      Bonus      Compensation
------------------   	------    ------     --------    -------------

Gilbert Cheang           2001      None       None           None
President & Director

Valentino Guzman         2001      None       None           None
Director & Treasurer

Albert Quiambao          2001      None       None           None
Director

Roy Rayo                 2001      None       None           None
Secretary


     During the last three calendar years, except for Brett Hovde, a former president of the company, none of Registrant's previously serving officers and directors received any compensation for their services rendered to Registrant. Brett Hovde, who served as director and president of the company from September 26, 2000 to April 30, 2001, received a monthly salary of $4,166.67. During and subsequent to the said period, Registrant did not accrue compensation for any such persons pursuant to any agreement or otherwise.

     None of the present officers and directors are receiving any salary from Registrant.

     Registrant has no employment agreements with any of its officers, directors or employees, except with Brett Hovde, whose employment as CEO of the Company was terminated on April 30, 2001. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Registrant for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the security and beneficial ownership for each class of equity securities of Registrant for any person who is known to be the beneficial owner of more than five (5%) percent of Registrant as of December 31, 2001.

                Name and                       Amount and
                Address of                     Nature of
                Beneficial                     Beneficial    Percent
Title of Class  Owner                          Owner         of Class
---------------------------------------------------------------------

Common          Ridgeway Commercial              302,146      10.34%
                Ventures Ltd.
                60 Market Square
                PO Box 634
                Belize City, Belize

                Asean Commercial Holdings Ltd.  2,029,311     69.41%
                2402 Bank of America Tower
                15 Harcourt Road
                Central Hong Kong

	(B)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the ownership for each class of equity securities of Registrant owned beneficially and of record by all directors and officers of Registrant.

                   Name and		      Amount and
                   Address of             Nature of
                   Beneficial             Beneficial         Percent
Title of Class     Owner                  Owner              of Class
---------------------------------------------------------------------------

Common             Gilbert Cheang           0                  0%
                   6380 Wilshire Blvd.
                   Suite 1107
                   Los Angeles, CA 90048

Common             Valentino Guzman         0                  0%
                   6380 Wilshire Blvd.
                   Suite 1107
                   Los Angeles, CA 90048

Common             Albert Quiambao          0                  0%
                   6380 Wilshire Blvd.
                   Suite 907
                   Los Angeles, CA 90048

Common             Roy Rayo                 0                  0%
                   6380 Wilshire Blvd.
                   Suite 907
                   Los Angeles, CA 90048

Common             All Officers and         0                  0%
                   Directors as a Group
                   (Four [4] individuals)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation SB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The Company intends to furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law. The Company will comply with periodic reporting, proxy solicitation and certain other requirements by the Securities Exchange Act of 1934.

     The following reports were filed by the Company with the SEC:

     Form 8K (Current Report), filed September 4, 2001, October 31, 2001, November 6, 2001, December 3, 2001. Form 10QSB (Quarterly Report), filed November 9, 2001.


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2002                       SciLabs Holdings, Inc.


                                          By: /s/ Gilbert Cheang
                                          ---------------------
                                          President & Director