Form 10QSB
period 2002-03-31
SCILABS HOLDINGS INC
filed 2002-07-08
CIK 1126936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-33365

SCILABS HOLDINGS, INC.

(Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2265134 (I.R.S. Employer Identification No.)

6380 Wilshire Boulevard, Suite 907 Los Angeles, California (Address of principal executive offices)	90048 (Zip code)

Registrant's telephone number: (323) 658-7199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of March 31, 2002, there were outstanding 3,020,476 shares of the Registrant's Common Stock, $0.0001 par value.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

(Return to top.)

- TABLE OF CONTENTS -

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  CONSOLIDATED BALANCE SHEETS
  CONSOLIDATED STATEMENTS OF OPERATIONS
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  CONSOLIDATED SCHEDULES OF GENERAL, ADMINISTRATIVE & DEVELOPMENT EXPENSES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE BY SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

(Return to top.)

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS AND
SUPPLEMENTARY INFORMATION
March 31, 2002
(Unaudited)

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE(s)
INDEPENDENT ACCOUNTANTS' REVIEW REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	2
Statements of Operations	3
Statement of Changes in Stockholders' Equity	4-5
Statements of Cash Flows	6
Notes to Financial Statements	7 - 19
SUPPLEMENTARY INFORMATION
Consolidated Schedules of General, Administrative and Development Expenses	20

(Return to top.)

JOSEFINA C. DE LA CRUZ, C.P.A.
A Professional Corporation

Josefina C. de la Cruz, CPA Rebecca Q. Masinsin, CPA Tomothy Vo, CPA Marissa B. Zacarias, Operations Manager	2700 N Main Street, Suite 900 Santa Ana, CA 92705 Tel. No. (714) 558-8703 Fax No. (714) 558-7940

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
SciLabs Holdings, Inc. (Formerly Team Labs Systems Group, Inc.)
and Subsidiaries
Los Angeles, California

We have reviewed the accompanying consolidated balance sheet of SciLabs Holdings, Inc. (formerly Team Labs Systems Group, Inc.) and Subsidiaries (Development Stage Companies) as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of SciLabs Holdings, Inc. (formerly Team Labs Systems Group, Inc.) and Subsidiaries.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the Unites States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the consolidated financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America. The information included in the accompanying consolidated schedules of general, administrative and development expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic consolidated financial statements, and we are not aware of any material modifications that should be made to it.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company, excepting one subsidiary, has no established source of revenue and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Josefina C. de la Cruz, CPA
A Professional Corporation
Santa Ana, California

May 22, 2002

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS' SEC PRACTICE GROUP CALIFORNIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS' TAX PRACTICE GROUP

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,340	$59,349
Accounts receivable, net (Note 4)	71,299	195,766
Other receivables	13,340	12,940
Inventories (Note 3)	213,780	237,026

Total current assets	310,759	505,081

PROPERTY AND EQUIPMENT, NET (Note 5)	117,412	133,302

OTHER ASSETS
Deposits	13,408	13,408
Patents, licenses and trademarks, net (Note 6)	1,571	1,622

Total other assets	14,979	15,030

TOTAL ASSETS	$443,150	$653,413

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$348,545	$335,647
Accrued expenses	119,125	125,920
Liability on product warranty	10,240	10,240
Due to affiliates	40,000	40,000
Deposits on subsidiary's stock options	138,898	69,478
Advances from investors	25,070	-

Total current liabilities	681,878	581,285

MINORITY INTEREST (Note 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT) (Note 8)
Common stock, $0.0001 par value per share;
75,000,000 shares authorized; 3,020,476 shares and
2,923,449 shares issued and outstanding	302	292
Paid-in capital	3,044,542	3,015,444
Accumulated deficit during development stage	(3,283,572)	(2,943,608)

Total stockholders' equity (deficit)	(238,728)	72,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$443,150	$653,413

See accompanying notes and independent accountants' review report.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period July 23, 1990 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from
	July 23, 1990
	(Date of Inception)	For the three months ended
	to March 31, 2002	March 31, 2002	March 31, 2001

SALES	$1,779,087	$163,764	$186,891
COST OF SALES	962,051	86,548	106,557

GROSS PROFIT	817,036	77,216	80,334

OPERATING EXPENSES
Marketing expenses	705,482	83,812	154,220
General, administrative and development expenses	3,307,405	323,685	460,342
Depreciation and amortization	104,509	13,232	14,038

Total operating expenses	4,117,396	420,729	628,600

NET OPERATING LOSS	(3,300,360)	(343,513)	(548,266)

OTHER INCOME (EXPENSE)
Interest income	5,632	8	92
Sublease income	15,057	4,222	876
Interest expense	(30,338)	(681)	(753)

Total other income (expense)	(9,649)	3,549	215

NET LOSS BEFORE MINORITY INTEREST	(3,310,009)	(339,964)	(548,051)

MINORITY INTEREST - SHARE OF LOSS	26,437	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(3,283,572)	$(339,964)	$(548,051)

Net loss per common share
Basic		$(0.12)	$(0.63)

Diluted		$(0.12)	$(0.63)

Weighted average shares outstanding
Basic		2,892,044	870,998

Diluted		2,892,044	870,998

See accompanying notes and independent accountants' review report.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 23, 1990 (Date of Inception) to March 31, 2002

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances, July 23, 1990 (Date of Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash	470,000	47	453	-	500
Net income (loss), December 31, 1990	-	-	-	-	-

Balances, December 31, 1990	470,000	47	453	-	500
Net income (loss), December 31, 1991	-	-	-	-	-

Balances, December 31, 1991	470,000	47	453	-	500
Net income (loss), December 31, 1992	-	-	-	-	-

Balances, December 31, 1992	470,000	47	453	-	500
Net income (loss), December 31, 1993	-	-	-	-	-

Balances, December 31, 1993	470,000	47	453	-	500
Additional paid in capital	-	-	1,700	(358)	1,342
Net income (loss), December 31, 1994	-	-	-	-	-

Balances, December 31, 1994	470,000	47	2,153	(358)	1,842
Net income (loss), December 31, 1995	-	-	-	-	-

Balances, December 31, 1995	470,000	47	2,153	(358)	1,842
Net income (loss), December 31, 1996				-	-

Balances, December 31, 1996	470,000	47	2,153	(358)	1,842
Share adjustment	(34,800)	(3)	3	-	-

Balances restated	435,200	44	2,156	(358)	1,842
Additonal paid-in capital	-	-	348,140	-	348,140
Net loss for the year ended December 31, 1997	-	-	-	(349,982)	(349,982)

Balance, December 31, 1997	435,200	44	350,296	(350,340)	-
Net income (loss), December 31, 1998	-	-	-	-	-

Balances, December 31, 1998	435,200	44	350,296	(350,340)	-

Issuance of common stock on February 4, 1999	374,000	37	189,144	-	189,181
Issuance of common stock on June 10, 1999	7,500,000	750	-	-	750
Issuance of common stock on September 14, 1999	567,332	57	-	-	57
Net loss for the year ended December 31, 1999	-	-	-	(189,988)	(189,988)

Balances carried forward	8,876,532	$888	$539,440	$(540,328)	$-

See accompanying notes and independent accountants' review report.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period July 23, 1990 (Date of Inception) to March 31, 2002

					Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances brought forward	8,876,532	$888	$539,440	$(540,328)	$-
811,250 shares issued at par on February 1, 2000	811,250	81	-	-	81
811,250 shares issued at par on March 10, 2000	811,250	81	-	-	81
Share adjustment to reflect reverse
stock split 1:50 on September 29, 2000	(10,289,052)	(1,030)	1,030	-	-

	209,980	20	540,470	(540,328)	162
4,000,000 shares issued in exchange with
Team Labs Systems Inc.'s 1,000,000
shares on October 11, 2000	4,000,000	400	99,600	-	100,000
4,000,000 shares issued for
$725,000 on October 11, 2000	4,000,000	400	724,600	-	725,000
500,000 shares issued in exchange for
cancellation of indebtedness on
October 23, 2000 for $100,000	500,000	50	99,950	-	100,000
Net loss for the year ended December 31, 2000				(1,029,117)	(1,029,117)

Balances, December 31, 2000	8,709,980	870	1,464,620	(1,569,445)	(103,955)
Stock dividend, 2 for 1 on March 16, 2001	17,419,972	1,742	(1,742)	-	-
Adjustment for fractional shares paid	(11,974)	-	-	-	-
2,804,823 shares issued in exchange for
cancellation of indebtedness on
September 28, 2001	2,804,823	280	841,167	-	841,447
416,667 shares issued in exchange for
cancellation of indebtedness on
September 30, 2001	416,667	42	124,958	-	125,000
Share adjustment for reverse stock split of
1:30 on November 19, 2001	(28,362,019)	(2,836)	2,836	-	-
1,946,000 shares issued in exchange for
cancellation of indebtedness on
December 31, 2001	1,946,000	194	583,605		583,799
Net loss for the year ended December 31, 2001				(1,374,163)	(1,374,163)

Balances, December 31, 2001	2,923,449	292	3,015,444	(2,943,608)	72,128
Issuance of 97,027 shares for cash on
March 2002	97,027	10	29,098	-	29,108
Net loss for the three months ended
March 31, 2002 (Unaudited)	-	-	-	(339,964)	(339,964)

Balances, March 31, 2002	3,020,476	$302	$3,044,542	$(3,283,572)	$(238,728)

See accompanying notes and independent accountants' review report.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period July 23, 1990 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from
	July 23, 1990
	(Date of Inception)	For the three months ended
	to March 31, 2002	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,283,572)	$(339,964)	$(548,051)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104,509	13,232	14,038
Minority interest in net loss of subsidiary	(26,437)	-	-
Provision for bad debts	1,977	-	-
Decrease (increase) in:
Accounts receivable	(73,276)	124,467	37,528
Other receivables	(13,340)	(400)	-
Prepaid expenses	-	-	(1,660)
Inventories	(213,780)	23,246	(7,574)
Increase (decrease) in:
Accounts payable	348,545	12,898	92,715
Other liabilities	129,365	(6,795)	6,132

NET CASH USED IN OPERATING ACTIVITIES	(3,026,009)	(173,316)	(406,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in deposits	(13,408)	-	1,404
Increase in patents, licenses and trademarks	(2,028)	-	-
Purchase of property and equipment	(224,376)	(203)	(13,725)
Disposal of property and equipment	2,912	2,912	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(236,900)	2,709	(12,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from affiliates	40,000	-	-
Proceeds from advances from investors	25,070	25,070	-
Proceeds from notes payable	1,891,447	-	237,500
Payment of long-term debt	(963,324)	-	-
Deposits on subsidiary's stock options	138,898	69,420	6,725
Proceeds from issuance of common stock	2,104,834	29,108	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,236,925	123,598	244,225

NET INCREASE (DECREASE) IN CASH	(25,984)	(47,009)	(174,968)

CASH AT BEGINNING OF PERIOD	38,324	59,349	203,708

CASH AT END OF PERIOD	$12,340	$12,340	$28,740

See accompanying notes and independent accountants' review report.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1 - ORGANIZATION HISTORY AND BASIS OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the accounts of SCILABS HOLDINGS, INC. (The Company, SILB and formerly Team Labs Systems Group, Inc.), and its subsidiaries, Science Learning, Inc. (SLI), formerly Team Labs Systems, Inc. and Team Labs Corporation (TLC). SLI is a100% subsidiary of the Company and TLC is a 55% subsidiary of Science Learning, Inc.

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

Science Learning, Inc. became a wholly owned subsidiary of the Company pursuant to a plan and agreement of reorganization dated October 11, 2000. SLI was organized on July 13, 2000 under the laws of the State of Nevada. SLI is a development stage company as defined in Statement of Financial Standard No. 7 (SFAS 7), "Accounting and Reporting by Development Stage Enterprises." It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate revenues.

On July 19, 2000, a stock purchase agreement with conditional promissory note was entered into between TLC and SLI. SLI acquired approximately 55% of TLC's issued and outstanding shares. TLC, a majority subsidiary of SLI, is a Colorado Corporation founded and incorporated in 1994. TLC, an operating company, develops, manufactures and markets classroom hardware, software and curriculum products that facilitate interactive, computer-based science and mathematics education. TLC primarily generates revenues from the sale of Thinkstation Probeware System that includes interface, software, probes and curriculum for science experiments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

method when the Company owns at least 20% but no more than 50% of such affiliates. Under the equity method, the Company records its proportionate share of profits and losses based on its percentage interest in earnings of companies 50% or less owned.

The Company has adopted the provisions of Statement of Accounting Standards (SFAS) No. 141 which became effective for business combinations initiated after June 30, 2001. The new pronouncement requires all business combinations initiated after June 30, 2001 to be accounted for by the purchase method. As of report date, the Company has no transactions to effect the new rules of SFAS No. 141.

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

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Software

In accordance with Statement of Financial Accounting Standards No. 86, paragraph 5, production costs for computer software are not capitalized until: (a) technological feasibility has been established and (b) all research and development activities for any other components of the product or process in which the software will be used have been completed. After that point, costs to produce product masters, including coding and testing, are capitalized.

The Company stops capitalizing its computer software costs when the product is available for general release to customers. Maintenance and customer support costs are charged to expense when they are incurred or when the related revenue is recognized, whichever occurs first.

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

Goodwill and Other Intangible Assets
Company's other intangible assets consist of patent licenses and trademarks. Intangible assets are amortized on the straight-line basis over their estimated useful lives or contractual lives as follows:

Trademark	10 years
Patent/Licenses	10 years

Intangible assets acquired from other entities are recorded at cost when acquired. Costs incurred to develop specifically identifiable assets are recorded as assets, if the periods of expected future benefit are reasonably determinable. Costs of developing other intangible assets are recorded as expenses when incurred.

Patents and Acquired Technology
Other assets include acquired patents and technical know-how and a technology licensed agreement, which represent the cost of licensed and purchased technology, which is patented. Such costs are amortized over the economic life of the patents, which is estimated to be 10 years.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

The Company does not have goodwill in its books. However, it adopts SFAS No. 142 effective for fiscal years beginning after December 15, 2001, which provides that goodwill should not be amortized and be tested at least annually for impairment at the reporting unit level. Management does not expect this pronouncement will materially impact the Company's financial position or results of operations. Other intangible assets with indefinite useful lives should be assessed annually for impairment rather than being amortized to earnings. Intangible assets with finite useful lives should be amortized to earnings over their useful lives and renewed for impairment.

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

The Company has adopted the provisions of Statement of Position (SOP) 97-2 on software revenue recognition. Software arrangements provide a software license agreement which does not require significant production, modification or customization of software. Revenue is recognized at time of sale since all the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The Company's fee is fixed and determinable
•	Collectibility is probable10 years

The probeware products include hardware, software and curriculum. The products are sold as units and kits, therefore there is no multiple - element arrangement. All the components are complementary and cannot be sold individually.

There is no allocation of the price to each of the multiple elements. The company does not have multiple elements as being deliverable only on a "when and if available" basis. All the components have to be purchased at the same time for the products to function.

Product Warranty Obligations

A three-year warranty on all hardware products is offered except for items considered to be consumable such as PH Probes and Battery Module. The return rate is less than one percent (1.0%) on sales. Sales returns are minimal and most products are repaired and returned to service. At March 31, 2002, accrued liability on product warranty is $10,240.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

The Company does not offer any extended terms in its licensing arrangement and therefore the fee is fixed and determinable. All revenues are recognized upon time of sale in accordance with paragraphs 27 and 28 of SOP 97-2.

Year End
The Company and its wholly owned subsidiary, SLI have selected December 31 as its year-end. TLC, the Company's majority-owned subsidiary has selected September 30 as its year-end.
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

Stock-Based Compensation

The Company has adopted the fair value based method of accounting for stock options and other stock-based compensation pursuant to SFAS No. 123. Full disclosures of paragraphs 45-48 of SFAS123 are included in Note 10.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 3 - INVENTORIES
TLC's inventories consist of hardware, books, software and parts as follows:
	March 31,	December 31,
	2002	2001

Finished goods	$51,344	$44,065
Parts and materials	162,436	192,961

Total	$213,780	$237,026

NOTE 4 - ACCOUNTS RECEIVABLE, NET
TLC's accounts receivable is as follows:
	March 31,	December 31,
	2002	2001

Accounts receivable	$73,276	$197,743
Provision for bad debts	1,977	1,977

	$71,299	$195,766

Based on the Company's evaluation of its accounts receivable, the provision for bad debts at December 31, 2001 of $1,977 is adequate to cover for any possible losses from doubtful accounts. There was no adjustment at March 31, 2002.

NOTE 5 - PROPERTY AND EQUIPMENT, NET
Property and equipment are:
	March 31, 2002			December 31, 2001

	SILB	TLC	Total	SILB	TLC	Total

Equipment and software	$14,243	$177,569	$191,812	$14,243	$180,419	$194,662
Furnitures and fixtures	10,575	19,094	29,669	10,575	19,094	29,669
Tooling and molds	-	75,574	75,574	-	75,433	75,433

	24,818	272,237	297,055	24,818	274,946	299,764
Accumulated depreciation	(5,779)	(173,864)	(179,643)	(4,689)	(161,773)	(166,462)

Property and equipment, net	$19,039	$98,373	$117,412	$20,129	$113,173	$133,302

Depreciation expense amounted to $13,181 and $52,579, respectively, for the three months ended March 31, 2002 and for the year ended December 31, 2001.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 6 - PATENTS, LICENSES, AND TRADEMARKS
Patents, licenses and trademarks consisted of the following:
	March 31,	December 31,
	2002	2001

Patent, Licenses, and Trademarks	$2,028	$2,028
Accumulated amortization	(457)	(406)

	$1,571	$1,622

Amortization expense for patent, licenses and trademarks are $51 and $203, respectively, for the three months ended March 31, 2002 and for the year ended December 31, 2001.
NOTE 7 - MINORITY INTEREST

On July 19, 2000, a stock agreement with conditional promissory note was entered between SLI and TLC. SLI acquired approximately 55% of TLC's total issued and outstanding shares consisting of two million three hundred seventy seven six hundred eighteen (2,377,618) shares for two million three hundred thousand dollars ($2,300,000). Terms and conditions of the agreement are:

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

At March 31, 2002, the balance of the conditional note receivable by TLC is $297,603. Other than the minority interest below, all the inter-company accounts, including this promissory note, have been eliminated.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES (Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Minority interest in TLC consists of 45% of its issued and outstanding common shares including stock options granted and exercised. At March 31, 2002 and December 31, 2001, minority interest consists of:

	March 31,	December 31,
	2002	2001

Common stock, no par value	$234,853	$234,853
Paid-in capital	135,000	135,000
Accumulated deficit	(369,853)	(369,853)

Total Minority Interest	$-	$-

The majority interest absorbed the entire accumulated deficit attributed to the minority interest in excess of the balance of the capital stock pursuant to Accounting Research Bulletin NO. 51 (ARB 51), paragraph 15. If future earnings will materialize, the majority interest will be credited to the extent of such losses previously absorbed.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

The company's authorized common stock consists of 75,000,000 shares with a par value of $0.0001 per share.

As of December 31, 1998, there were 435,200 shares issued and outstanding, retroactively restated to reflect a 1:100 reverse stock split as of December 28, 1998.

On February 4, 1999, the company issued 374,000 shares (subsequently restated to reflect a 1:10 reverse stock split) for $189,181 cash.

Additional common shares of 8,067,332 and 1,622,500 shares, respectively, were issued at par value of $0.0001 in 1999 and thru June 30, 2000.

On September 29, 2000, a 1 to 50 reverse stock split was effected on the issued and outstanding shares of 10,499,032 shares. After the reverse stock split, at September 29, 2000, the restated number of shares totaled 209,980.

On October 11, 2000, the Company entered into a plan and agreement of reorganization with Science Learning, Inc. (SLI) and Team Labs Corporation (TLC). Under the agreement, the Company exchanged 4,000,000 common shares with 1,000,000 shares, representing 100% of SLI's issued and outstanding shares.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

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

At September 28 and 30, 2001, payments of $841,447, and $125,000, respectively, were applied against the promissory note owed by Asean in cancellation of indebtedness owed by Scilabs to investors. Total shares issued upon cancellation of indebtedness totaled 2,804,823 shares and 416,667 shares, which are all Regulation S shares. On December 31,2001, 1,946,000 additional shares were issued in exchange for cancellation of debt to Asean in the amount of $583,799. There were 97,027 shares issued for $29,108 and the balance on Asean's stock purchase agreement is $1,270,646 at March 31, 2002.

On March 16, 2001, a 2 for 1 stock dividend was issued to each stockholder of record as of March 5, 2001 pursuant to a Board resolution dated February 20, 2001.

On November 19, 2001, a 1:30 reverse stock split was effected pursuant to a written consent executed by the shareholders.

At March 31, 2002, total issued and outstanding common shares is 3,020,476 shares which are designated as follows:

Restricted shares	416,494
Regulation S shares	2,194,847
Free trading shares	409,135

Total	3,020,476

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 9 - STOCK OPTIONS

The Company does not have a stock option plan except for TLC, a subsidiary that adopted two stock option plans in December 1999. Plan 1 is a non-qualified stock option plan intended for key advisors and board members of TLC. Up to 200,000 options may be granted to an individual by the compensation committee at any option price determined by the compensation committee. Plan 2 is an inceptive stock option plan for officers and employees. Up to 300,000 options may be granted to an individual at or more than the fair market price at the date of grant. As of March 31, 2002, total options outstanding are as follows:

	Total Options	Total Options	Options to be	Average Option
	Granted	Exercised	Exercised	Price Per Share

Plan 1	54,324	48,999	5,325	$0.90
Plan 2	225,500	6,375	219,125	$0.42

	279,824	55,374	224,450

If not exercised, stock options will expire as follows:
Total Option Shares
Plan 1	Plan 2	Expiration Date

1,729	-	2002
-	19,125	2004
-	200,000	2005
3,096	-	2005

4,825	219,125

Based on the maximum options to be granted under the plans, future options to be granted as of March 31, 2002 are as follows:
	Plan 1	Plan 2	Total

Maximum options to be granted	200,000	300,000	500,000
Options granted	54,324	225,500	279,824

Stock options to be granted	145,676	74,500	220,176

Total deposits for stock options from employees total $138,898.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 10 - INCOME TAXES

There is no provision for federal and state income taxes for the three months ended March 31, 2002 due to the net loss sustained during the period.

The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry-forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company's total deferred tax asset as of March 31, 2002 is as follows:

Estimated Net Operating Loss Carry Forward	$3,283,572

Estimated Current Tax Asset Value of Net Operating Loss Carry
Forwards at Current Prevailing Federal Tax Rate	$493,000
Valuation Allowance	(493,000)

Net Deferred Tax Asset	$-

Current Income Tax Expense	$-

Deferred Income Tax Benefit	$-

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
There were no payments made for income taxes and interest expense.
NOTE 12 - COMMITMENTS

The Company and its Subsidiaries lease their corporate offices, laboratory, manufacturing and warehouse facility under several lease agreements. SILB's lease, expiring on September 30, 2003 is $1,660 base rent plus a percentage share of property taxes and operating expense. TLC's lease is $5,125 monthly rent and will expire January 2005. Estimated minimum lease payments are as follows:

Year Ending
December 31	SILB	TLC	Total

2002	$20,066	$61,500	$81,566
2003	15,836	61,500	77,336
2004	-	61,500	61,500
2005	-	5,125	5,125

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Rent expense for the three months ended March 31, 2002 and for the year ended December 31, 2001 amounted to $19,519 and $82,918.
NOTE 13 - GOING CONCERN

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

The Company and the other Subsidiary, SLI do not have established source of revenues sufficient to cover their operating costs and continue as a going concern. Current sources of funds for operating costs of the Company and its Subsidiaries are periodic funding of and advances from its investors. Funding from investors has been set for a specified period. After such period expires, the Company's only source of fund would be advances from its investors.

NOTE 14 - OPERATING SEGMENTS
The Company has three reportable operating segments that are identified as having the following characteristics pursuant to SFAS No. 131, par 9-10:
a.	It is involved in business activities from which it may earn revenues and incur expenses (including revenues and expenses from transactions with other components of the entity).
b.	Its operating results are regularly reviewed by the entity's management to evaluate the performance of the segment and make decisions about the allocation of resources to the segment.
c.	Separate financial information about it is available.

The Company's three reportable segments are SciLabs Holdings, Inc. and its Subsidiaries, Science Learning, Inc. and Team Labs Corporation. Team Labs Corporation designs and manufactures educational products for students of science and technology. The Company's products use a combination of hardware, software and curriculum to promote theoretical as well as practical learning in a laboratory environment.

The two other entities, SciLabs Holdings, Inc. and Science Learning, Inc., are both holding companies and development stage companies, which are seeking investments and raising capital. Both companies have zero revenues.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Segment information for March 31, 2002 follows:
	SciLabs	Science	Team Labs
	Holdings, Inc.	Learning, Inc.	Corporation	Total

Revenues, net	$-	$-	$163,764	$163,764
Net operating loss	59,887	1,023	282,603	343,513
Depreciation	1,090	-	12,091	13,181
Interest income	-	-	8	8
Interest expense	-	-	681	681
Total assets	36,879	11,874	394,397	443,150
Property and equipment, net	19,039	-	98,373	117,412

NOTE 15 - CONCENTRATION OF RISK

The customers of TLC, the operating company are predominantly public and private school systems throughout North America. Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral.

NOTE 16 - OFFICERS' LIFE INSURANCE

TLC maintains life insurance policies for both of the officers. The policies are reverse split-dollar insurance. Under the provisions of the policies, TLC pays the premium and is designated the beneficiary of the policies. Upon the death of the insured, the officers' trusts would receive the cash surrender value of the policies and the balance of the benefit will be paid to TLC. As of March 31, 2002, the aggregate face value of the policies is $500,000.

(Return to top.)

SCILABS HOLDINGS, INC. (FORMERLY TEAM LABS SYSTEMS GROUP, INC.) AND SUBSIDIARIES
(Development Stage Companies)
CONSOLIDATED SCHEDULES OF GENERAL, ADMINISTRATIVE AND DEVELOPMENT EXPENSES
For the Period July 23, 1990 (Date of Inception) to March 31, 2002
(Unaudited)

	Cumulative from
	July 23, 1990
	(Date of Inception)	For the three months ended
	to March 31, 2002	March 31, 2002	March 31, 2001

Salaries and wages	$1,579,794	$203,437	$218,815
Professional fees	787,412	46,132	71,041
Service contract fees	199,607	226	50,546
Rent	160,751	19,519	20,855
Development expenses	99,345	5,371	23,671
Payroll tax	89,290	11,928	17,388
Office expenses	87,919	3,626	21,188
Insurance	84,965	12,560	14,243
Bank and financial charges	79,228	4,156	-
Recruiting expenses	44,613	-	6,598
Communication	43,809	2,918	5,988
Dues and subscription	12,414	194	283
Travel and promotion	12,045	6,114	3,310
Taxes and licenses	11,063	7,504	-
Utilities	7,915	-	-
Pension contribution	7,235	-	6,416

	$3,307,405	$323,685	$460,342

See accompanying notes and independent accountants' review report.

(Return to top.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements, trend analysis and other information contained in this Report relative to markets for the products of SciLabs Holdings, Inc. ("Company" or "Registrant") and trends in revenues, gross margin and anticipated expense levels, as well as other statements including words such as "believe," "anticipate," "expect," "estimate," "plan" and "intend" and other similar expressions, constitute forward-looking statements. Those forward-looking statements are subject to business and economic risks, and the Company's actual results of operations may differ from those contained in the forward-looking statements. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the Financial Statements and Notes related thereto included elsewhere in this Report.

     (a) Revenues

     The three months ended March 31, 2002 generated $163,764 in revenues for the Company, compared to $186,891 for the same period in 2001. Revenues were realized by the Company's operating subsidiary, Team Labs Corporation.

     (b) General, Administrative and Development Expenses

     The Company incurred general, administrative and development expenses in the amount of $323,685 for the three months ended March 31, 2002, compared to $460,342 for the same period in 2001. The expense reduction runs almost across the board. The biggest expense reductions were in service contract fees, from $50,546 in first quarter 2001 to $226 in first quarter 2002; development expenses, from $23,671 in first quarter 2001 to $5,371 in first quarter 2002; and office expenses, from $21,188 in first quarter 2001 to $3,626 during the same period in 2002.

     (c) Depreciation and Amortization

     Depreciation and amortization expense decreased from $14,038 during the first quarter of year 2001 to $13,232 during the first quarter of year 2002.

     (d) Net Loss per Share

    Net loss per common share was $0.12 during the first quarter of 2002, compared to a net loss per common share of $0.63 during the same period in 2001. The decrease was attributable mainly to additional issuance of common shares by Issuer.

     (e) Liquidity

     The Company's liquidity and capital resources continued to decrease during the quarter ended March 31, 2002, due primarily to the Company's ongoing operating losses.

     The Company had a net loss from operating activities in the amount of $339,964 for the three months ended March 31, 2002, compared to $548,051 for the same period in 2001. Net cash used in operations for the three months ended March 31, 2001 and 2002 amounted to $406,872 and $173,316, respectively. The primary reasons for the decrease in net cash used in operations during the quarter ended March 31, 2002, as compared to the prior period, are the decrease in inventories, collection of accounts receivable, and increase in accounts payable.

     Net cash provided by financing activities for the quarters ended March 31, 2001 and 2002 amounted to $244,225 and $123,598, respectively. The March 31, 2002 figure reflects advances from investors, deposits on operating subsidiary's stock options, and proceeds from issuance of common stock by the Company.

(Return to top.)

     Investors had advanced funds for day-to-day operations and product development. These advances were recorded as note payable obligations of the Company. The payable balances, as in prior periods, may be paid off in the form of additional common shares. The dilution to common shareholders is dependent on the issue price and the amount of advances converted into common shares.

     Total assets decreased from $653,413 at March 31, 2001 to $443,150 at March 31, 2002. The decrease in current assets was the result of a decrease in net accounts receivable and inventories.

     As of March 31, 2002, total current liabilities increased from $581,285 at March 31, 2001 to $681,878 at March 31, 2002. The increase in total current liabilities can be traced to increase in accounts payable, and more significantly, increase in deposits on operating subsidiary's stock options.

     Moreover, as of March 31, 2002, the Company had an accumulated deficit during development stage in the amount of $3,283,572. Investors of the Company provided funds to the Company for its operations in exchange for equity.

     The business of the Company's operating subsidiary, Team Labs Corporation, is subject to seasonal fluctuations. Cash flow fluctuates as a result of this seasonality. Historically, the first quarter shows an excess of customer collections over customer billings. This results in positive cash flow. The increased activity associated with peak season (typically commencing late second or early third quarter) causes an excess of customer billings over customer collections. This cyclical growth in customer receivables consumes available cash. In the past, the Company has utilized funds from investors (i.e., Science Learning, Inc., the Company's wholly-owned subsidiary) to satisfy normal operating expenditures when temporary cash outflows exceed cash inflows.

     Except for its operating subsidiary, Team Labs Corporation, the Company does not have any internal sources of liquidity. In the short term, the Company's liquidity depends on further capital infusion from investors. In the long term, the Company's liquidity may improve depending on the success of product marketing by its operating subsidiary.

     Raising additional funds by issuing common stock or other types of equity securities would further dilute existing shareholders. If the Company is unable to obtain additional financing as needed, it may not be able to continue operations, grow its market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on its business, financial condition, results of operation and its ability to continue as a going concern.

     The Company faces risks at each step in its strategic business plan. Such things as technology, societal and economic changes, cost overruns, lack of interest, and shortfalls in funding due to difficulty in raising additional capital in the equity securities market all may have an impact on the Company.

     (f) Capital Expenditures

     There are no expected material capital expenditures within the next six months.

PART II.

OTHER INFORMATION

     Item 1 -- Legal Proceedings

     None

     Item 2 -- Changes in the Rights of the Company's Security Holders

     None

(Return to top.)

     Item 3 -- Defaults by the Company on its Senior Securities

     None

     Item 4 -- Submission of Matter to Vote of Security Holders

     None

     Item 5 -- Other Information

     None

     Item 6 -- Exhibits and Reports on Form 8-K

     (a) The Articles of Incorporation and by-laws of the company appear in Form 10SB12G filed June 27, 2001 and Amended Form 10SB12G filed September 27, 2001 and March 28, 2002, and are incorporated herein by reference.

     (b) A current report on Form 8-K was filed on February 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 25, 2002	SciLabs Holdings, Inc. /SIGNATURE/ By: Gilbert Cheang President